Form 10-K
period 2021-06-30
Glimpse Group, Inc.
filed 2021-09-28
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-38804

THE GLIMPSE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	89-2958271
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15 West 38th St, 9th Fl, New York, NY 10018	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 292-2685

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	VRAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common stock held by non-affiliates as of such date.

As of September 24, 2021, 10,291,638 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

THE GLIMPSE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Nonetheless, it is important for an investor to understand that these statements involve risks and uncertainties. These statements relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity, and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential,” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

Such risks and other factors also include those listed in Item 1A. “Risk Factors” and elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.

When used in this annual report, the terms the “Company,” “Glimpse Group,”, “Glimpse:,” “we,” “us,” “ours,” and similar terms refer to The Glimpse Group, Inc., a Nevada corporation, and its subsidiaries. As of the date of this annual report, we currently own and operate ten wholly-owned subsidiary companies (“Subsidiary Companies”, “Subsidiaries”): Adept Reality, LLC (dba Adept XR Learning), Kabaq 3D Technologies, LLC (dba QReal), KreatAR, LLC (dba PostReality), D6 VR, LLC, Immersive Health Group, LLC (dba IHG), Foretell Studios, LLC (dba Foretell Reality), Number 9, LLC (dba Pagoni VR), Early Adopter, LLC, MotionZone, LLC (dba AUGGD) and Glimpse Group Yazilim ve ARGE Ticaret Anonim Sirketi (Glimpse Turkey). In addition, we own one non-active subsidiary company, In-It VR, LLC (dba Mezmos), which may be reactivated based on need and market conditions.

PART I

ITEM 1. BUSINESS

History

The Glimpse Group, Inc. was incorporated on June 15, 2016, under the laws of the State of Nevada and is headquartered in New York, New York.

On July 6, 2021, the Company completed its initial public offering (“IPO”). In connection with the IPO, the Company’s common stock began trading on the Nasdaq Capital Market on and as of July 1, 2021. In conjunction with its IPO, the Company sold approximately 1.91 million shares of its common stock at $7.00 per share, raising approximately $11.82 million in net proceeds after fees and expenses.

COMPANY OVERVIEW

We are a Virtual (“VR”) and Augmented (“AR”) Reality platform company, comprised of a diversified group of wholly-owned and operated VR and AR companies, providing enterprise-focused software, services and solutions. We believe that we offer significant exposure to the rapidly growing and potentially transformative VR and AR markets, while mitigating downside risk via our diversified model and ecosystem.

Our platform of VR/AR subsidiary companies, collaborative environment and diversified business model aims to simplify the challenges faced by companies in the emerging VR/AR industry, potentially improving each subsidiary company’s ability to succeed, while simultaneously providing investors an opportunity to invest directly into the emerging VR/AR industry via a diversified infrastructure.

Leveraging our platform, we strive to cultivate and manage the business operations of our VR/AR subsidiary companies, with the goal of allowing each underlying company to better focus on mission-critical endeavors, collaborate with the other subsidiary companies, reduce time to market, optimize costs, improve product quality and leverage joint go-to-market strategies. Subject to operational, market and financial developments and conditions, we intend to carefully add to our current portfolio of subsidiary companies via a combination of organic expansion and/or outside acquisition.

The VR/AR industry is an early-stage technology industry with nascent markets. We believe that this industry has significant growth potential across verticals, may be transformative and that our diversified platform and ecosystem create important competitive advantages. Our subsidiary companies currently target a wide array of industry verticals, including but not limited to: Corporate Training, Education, Healthcare, Branding/Marketing/Advertising, Retail, Financial Services, Food & Hospitality, Media & Entertainment, Architecture/Engineering/Construction (“AEC”) and Social VR support groups and therapy. We do not currently target direct-to-consumer (“B2C’) VR/AR software or services, only business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”), and we are hardware agnostic.

The Glimpse Platform

We develop, commercialize and market innovative and proprietary VR/AR software products, solutions and intellectual property (“IP”). Our platform is currently comprised of ten active wholly-owned subsidiary companies, each targeting different industry segments in a non-competitive, collaborative manner. Our experienced management and dynamic VR/AR entrepreneurs have deep domain expertise, providing the foundation for value-add-collaborations throughout our ecosystem.

Each of our subsidiary companies share operational, financial and IP infrastructure, facilitating shorter time-to-market, higher quality products, reduced development costs, fewer redundancies, significant go-to-market synergies and, ultimately, a higher potential for success for each subsidiary company. We believe that our collaborative platform is unique and necessary, especially given the early nature of the VR/AR industry. By offering technologies and solutions in various industry segments, we aim to reduce dependency on any one single subsidiary company, technology or industry segment.

We believe that three core tenets enhance our probability of success: (1) our ecosystem of VR/AR companies, (2) diversification and (3) profitable growth.

(1) Our ecosystem of VR/AR software and service companies provides significant benefits to each subsidiary company and our group as a whole. We believe that the most notable benefits are: (a) economies of scale, cost efficiencies and reduced redundancies; (b) cross company collaboration, deep domain expertise, IP and knowledge transfer; (c) superior product offerings; (d) faster time to market; (e) enhanced business development and sales synergies; and (f) multiple monetization paths. In an emerging industry that is lacking in infrastructure, we believe that our ecosystem provides a distinct competitive advantage relative to a single, standalone company in the industry.

(2) By design, we incorporate multiple aspects of diversity to reduce the risks associated with an early stage industry, create multiple monetization venues and improve the probabilities of success. There is no single point of failure or dependency. This is created through: (a) ownership of numerous wholly-owned subsidiary companies operating in different industry segments; (b) targeting large industries with clear VR/AR use-cases; (c) developing and utilizing various technologies and IP; (d) expanding to different geographic technology centers in a hub model under our umbrella; and (e) across industries, having a wide array of customers and potential acquirers/investors.

(3) From our inception, we have prioritized achieving operational cash flow neutrality early in our life. This was an important factor that drove our strategy to: (a) focus on enterprise software and services, only onboarding companies that are generating revenues or clearly could in the short term; (b) target solutions that are based on use cases that have a clear return on investment (“ROI”) and can be effectively developed from existing technologies and hardware; and (c) centralize costs to reduce inefficiencies. By targeting cash flow neutrality, our goal is to minimize dilution and support greater independence from capital markets, thereby increasing resiliency and maximizing upside potential.

As part of our platform, we provide a centralized corporate structure, which significantly reduces general and administrative costs (financial, operational, legal & IP), streamlines capital allocation and helps in coordinating business strategies. This allows our subsidiary company general managers to focus their time and effort almost exclusively on the core software, product and business development activities relating to their subsidiary.

Additionally, aligned economic incentives encourage cross-Company collaboration. All of our employees own equity in our Company. The leadership team of each subsidiary company, in addition to their equity ownership in Glimpse, also have an economic interest in their particular subsidiary company. This economic interest is negotiated with lead management of a subsidiary company upon their joining of our Company, and typically ranges between 5-10% of the total net sale proceeds of the subsidiary and includes a three-year vesting schedule. Thus, there is benefit to them not only when their subsidiary company succeeds but also when any of the other subsidiaries succeeds, and when Glimpse as a whole succeeds. We believe that this ownership mechanism is a strong driver of cross-pollination of ideas and fosters collaboration. While each subsidiary company owns its own IP, our parent company currently owns 100% of each subsidiary company. In addition, there will be perpetual licensing agreements between our subsidiary companies, so that if a subsidiary company is divested, then the remaining subsidiaries, if utilizing the IP of a divested subsidiary company, will continue to retain usage rights post-divestiture.

Active Glimpse Subsidiary Companies

1.	Kabaq 3D Technologies, LLC (dba QReal): Creation of lifelike photorealistic 3D interactive digital models and experiences in AR
2.	Adept Reality, LLC (dba Adept XR Learning): VR/AR solutions for higher education learning and corporate training
3.	KreatAR, LLC (dba PostReality): AR presentation tools for design, creation and collaboration
4.	D6 VR, LLC: VR/AR data visualization and data-analysis tools and collaboration for Financial Services and other data intensive industries
5.	Immersive Health Group, LLC (IHG): VR/AR platform for evidence-based and outcome driven healthcare solutions
6.	Foretell Studios, LLC (dba Foretell Reality): Customizable social VR platform for behavioral health, support groups, collaboration and soft skills training
7.	Number 9, LLC (dba Pagoni VR): VR broadcasting solutions and environments for events, education, media & entertainment
8.	Early Adopter, LLC (EA): AR/VR solutions for K-12 education
9.	MotionZone, LLC (dba AUGGD): AR software and solutions for the Architecture, Engineering and Construction segments
10.	Glimpse Group Yazilim ve ARGE Ticaret Anonim Sirketi (Glimpse Turkey): a development center in Turkey, primarily developing and creating 3D models for QReal

1. QReal

QReal is a software and services company that creates and distributes lifelike photorealistic 3D and AR content. This content is typically integrated in social media campaigns and e-commerce platforms with the goal of increasing sales, improving brand recognition, creating viral content and boosting e-commerce conversion. Current industry verticals include: food, fashion, apparel, architecture and automotive.

QReal offers both one-time content creation as well as monthly subscriptions. With a monthly subscription, QReal offers content management and digital distribution.

We recently opened a development center, Glimpse Turkey, that primarily creates 3D models for QReal.

2. Adept XR Learning

Adept XR Learning (“Adept”) provides higher education learning and corporate VR training solutions via its SaaS platform (“Elevate”) built around collaboration and multi-user learning across geographical areas. The platform provides users the unique ability to create multiple sessions of a corporate VR training experience, incorporating data visualization, computer graphics, blended real-life 360 videos, artificial intelligence, data and analytics.

Adept’s platform can be purchased as a Software as a Service (“SaaS”) subscription, software license or a white label solution.

3. PostReality

PostReality creates cloud-based, cost effective, SaaS solutions that enable businesses to rapidly create, edit, integrate and deploy AR experiences.

PostReality’s solutions are:

a)	PostReality, a cloud-based, SaaS solution enabling users to easily create AR presentations via a drag-and-drop process and then view and share
b)	XR Platform, a cloud-based, scalable and secure backend infrastructure designed for VR/AR companies, allowing for the incorporation of various functionalities, such as proprietary cloud image recognition technology, online storage, creation and management of subscription plans, invoicing and payments
c)	Custom specialized AR applications, white label solutions and services

PostReality’s platform can be purchased as a SaaS subscription, software license or a white label solution.

4. D6 VR

D6 VR (“D6”) is a comprehensive, VR-based, analysis, presentation and education software platform, designed specifically to provide insight into complex data sets, improve productivity and facilitate virtual collaboration. D6 targets data intensive industries, with an initial focus on Financial Services and Higher Education.

Key attributes of D6’s platform:

-	Workspace of the Future: Without physical limitations and with essentially unlimited virtual monitor space, users can create customizable Data Rooms which can be used for traditional workflows and/or presentations.
-	Collaboration: Collaborate and present in the virtual world, share virtual workspaces with clients and colleagues around the globe, presenting multi-dimensional data visualizations in both VR and AR.
-	Visualization: Visualize and manipulate complex data in 3D space, deriving insights that are faster, more powerful, and more memorable. Instantly turn multi-variable data sets into intuitive, immersive displays.

D6’s platform can be purchased as a SaaS subscription, software license or a white label solution.

5. Immersive Health Group

Immersive Health Group (“IHG”) is a digital health platform company that leverages VR/AR technology to simplify and streamline complex healthcare challenges in scale.

IHG’s main software platform is ContinuumXR:

-	ContinuumXR (“CXR”) provides a VR and AR software training platform, specifically designed for clinician and caregiver learning and practice. The platform is designed to improve quality of care, retain clinical talent and reduce turnover, reduce errors, and improve patient experiences.

IHG’s platform can be purchased as a SaaS subscription, software license or a white label solution.

6. Foretell Reality

Foretell Reality (“Foretell”) provides remote groups an immersive, engaging and safe space to meet and collaborate in customizable, distraction-free environments. Through its VR software platform, Foretell aims to enhance human communications and productivity by overcoming geographic and physical constraints.

Foretell offers an enterprise-grade and easy-to-use solution for meeting others in VR with rich environments and features. The Foretell platform is designed to support applications and use cases across multiple industries, including: VR Telemental Health (especially support groups and therapy), Corporate Collaboration and Soft Skills and Remote Learning. Foretell’s platform can be purchased as a SaaS subscription, software license or a white label solution.

7. Pagoni VR

Pagoni VR (“Pagoni”) provides immersive and interactive VR video broadcasting solutions to universities, enterprise, entertainment venues, sports venues and houses of worship. Pagoni’s main product, Chimera, enables real-time communications between a presenter and local and remote attendees in VR.

Pagoni’s platform can be purchased as a SaaS subscription, software license or a white label solution.

8. Early Adopter

Early Adopter (“EA”) provides immersive VR and AR EdTech solutions for K-12 schools and pediatric hospital programs, based on engaging inquiry-driven and game-based learning.

In response to the Covid-19 pandemic, EA created Common Room, a social AR SaaS app that allows users to interact as if they were with one another. Common Room can also be white labeled by schools and other third parties.

EA’s platform can be purchased as a SaaS subscription, software license, or a white label solution.

9. AUGGD

AUGGD provides AR software and services primarily for the Architecture, Engineering & Construction (AEC) industries. Its solutions seek to improve building quality, lower construction costs, provide clearer planning and impactful marketing.

Based historically in Australia and Europe, AUGGD is looking to expand in the US.

AUGGD’s solutions can be purchased as a SaaS subscription, software license, white label solution or service.

10. Glimpse Turkey

Glimpse Turkey specializes in utilizing photogrammetry tools in order to develop and create web optimized 3D models, primarily for QReal.

It is based in Turkey and is currently a development center.

Recent Business Developments

Initial Public Offering (“IPO”)

On July 1, 2021, the Company completed an IPO of common stock on the NASDAQ under the symbol “VRAR”, at a price of $7.00 per share.

The Company sold approximately 1.91 million shares of common stock and realized net proceeds (after underwriting, professional fees and listing expenses) of $11.82 million.

In connection with the IPO, the underwriter was issued a warrant to purchase 87,500 shares of common stock at $7.00 per share. The warrant cannot be exercised prior to December 30, 2021, and expires in June 2026.

In conjunction with the IPO, the outstanding convertible promissory notes (the “March 2021 Notes” and the “December 2019 Notes”) were converted and satisfied in full through issuance of 0.324 million shares of commons stock. The Company has no other convertible promissory notes outstanding after the IPO.

The following is a condensed consolidated balance sheet reflecting the proforma effect of the IPO on the June 30, 2021 balance sheet.

	As Reported at June 30, 2021	Proforma for IPO
Cash and cash equivalents	$1,771,929	$13,728,429
Other current assets	1,406,939	833,296
Equipment, net	42,172	42,172
Total assets	$3,221,040	$14,603,897

Total current liabilities	$2,339,037	$2,004,037
Convertible promissory notes, net	1,429,953	-
Other long term liability	623,828	623,828
Total liabilities	4,392,818	2,627,865
Total stockholders’ equity (deficit)	(1,171,778)	11,976,032
Total liabilities and stockholders’ equity (deficit)	$3,221,040	$14,603,897

AUGGD Asset Acquisition

In August 2021, the Company, through its wholly owned subsidiary company, MotionZone, LLC, (dba AUGGD) completed an acquisition of certain assets, as defined, from Augmented Reality Investments Pty Ltd., an Australia based company providing augmented reality software and services to the AEC market segments. AUGGD is our 10th active subsidiary company.

Initial consideration for the purchase is $0.75 million payable in the Company’s common stock. In August 2021, the Company issued 77,264 shares of common stock to satisfy the purchase price. The acquisition agreement provides for additional contingent consideration in the form of Company common stock if certain future revenue targets are achieved through June 2024. No liabilities were assumed as part of the acquisition and the primary assets acquired included employees, customer relationships and technology. The Company is currently determining its purchase price allocation between customer list, intellectual property and goodwill.

In conjunction with this acquisition, the Company has begun the process of establishing a new subsidiary - “Glimpse Australia” - focused on facilitating the potential introduction of our products and services to the Australian markets and, in addition to AUGGD, potentially adding other Australian VR/AR companies to Glimpse Australia over time.

The VR and AR (XR) Markets

Virtual Reality (VR) fully immerses the user in a digital environment via a head mounted display (“HMD”), where the user is blocked out of their immediate physical environment. Augmented Reality (AR) is a less immersive experience, where the user views their immediate physical environment with digital images overlaid, via a phone, tablet or a dedicated HMD such as smart glasses. While distinct, VR and AR are related, utilize some similar underlying technologies and are expected to become increasingly interconnected - combined they are often referred to as Immersive Technology (XR).

VR and AR are emerging technologies, and the markets for them are still nascent. We believe that XR technologies and solutions have the potential to fundamentally transform how people and businesses interact, further enabling remote work, education and commerce. XR is also expected to increasingly interconnect with other emerging technologies such as artificial intelligence, computer vision, big data, NFT and crypto currencies. Additionally, HMD and telecommunication (5G) advancements have been driving vast improvements in capabilities and ease of use, while significantly reducing headset cost. As a result, market adoption has accelerated and is expected to continue. Leading technology companies such as Facebook, Apple, Microsoft, Google, Samsung, Sony and HP have been at the forefront of VR/AR hardware development and software infrastructure, while also increasing integration of their products with AR and VR capabilities.

Since Facebook released its first VR headset as a consumer product in 2016 (after its $2B+ acquisition of Oculus), successive iterations of it, as well as others, have become significantly lighter, more comfortable, lower priced, with higher resolution and increasingly wireless/mobile. With a standalone mobile headset, users no longer need an expensive gaming computer to power the headset and they also do not have a wire tethered to that computer restricting movement. These advances have facilitated easier corporate procurement and integration. The accelerating rollout of 5G should enable further improvement in user experience since with 5G, remote processing and heavier, real time applications become possible without noticeable visual lag, allowing for lighter, smaller, more comfortable HMDs with longer battery life.

Based on Artillery Intelligence’s market forecasts, the VR and AR markets are forecasted to grow 31% in 2021 to over $9 billion, expanding at a 39% Compound Annual Growth Rate (CAGR) over the next three years, exceeding $35 billion by 2023. In particular, VR and AR enterprise software – the segment we are focused on – is projected to grow 59% in 2021 and expand at a 55% CAGR to more than $10 billion in 2023.

Business Development and Sales

We utilize a hybrid approach to the sales and distribution of our software products and services.

At our subsidiary company level, each company has its own business development and sales team, the size of which depends on its stage of development. Each subsidiary company’s general manager is responsible for business development, and as the subsidiary gains market traction, its business development and sales team are expanded as needed.

Our subsidiary companies’ business development and sales teams are enhanced by the shared resources and influence of our ecosystem. Our management takes an active role in the business development activities of each subsidiary company and in the overall development and integration of sale strategies, goals and budgets. As an integral part of the business development and sales processes, each subsidiary company’s general manager is very familiar with the product offerings of other subsidiary companies and leverages those into his or her own efforts when appropriate. This leads to substantial cross marketing collaboration.

We believe that a subsidiary company’s ability to demonstrate to potential customers scale as part of our ecosystem of companies, combined with our subsidiary’s ability to offer its products and solutions as well as those of our other subsidiary companies in an integrated manner, represents a key competitive advantage. We believe our customers often view us as a “one-stop-shop” for all their VR/AR needs and an expert in the emerging VR/AR space.

We and our subsidiary companies continue to develop a shared partner ecosystem to further scale business and expand our solutions into new and existing target markets.

Competitive Environment

We believe that our competitors in the VR/AR industry are focused on two primary segments: VR/AR Hardware (headsets) and Software.

VR/AR Hardware (Headsets) (“Hardware”):

We do not develop any Hardware, and our software and service solutions are mostly compatible with any Hardware. We believe that Hardware development, commercialization and distribution are highly capital intensive and there is not yet large enough scale or mass adoption in the VR/AR industry to justify such expenditures for a smaller company. As such, there are relatively few participants on the Hardware side, some very large (for example: Facebook/Oculus, Microsoft, Samsung, Google, Apple, HTC, HP, Lenovo, Sony and Epson) and some much smaller (for example: Magic Leap, Pico, Valve and Vuzix). In general, Hardware cycles have been accelerating and performance improving, with simplified usability and reduced end-user costs. The more advanced, easier to use and cheaper the Hardware becomes, the higher the potential for the development of robust software applications and increased market adoption of VR/AR solutions.

VR/AR Software (“Software”):

In contrast to VR/AR Hardware, Software is highly fragmented with hundreds of VR/AR Software companies targeting different segments and solutions. Many are consumer oriented, whereas we are entirely enterprise focused (B2B, B2B2C). We believe that the AR/VR Software segment is currently far less competitive than traditional software markets, as most companies in the space tend to be early stage and often underfunded.

While competition is evolving and increasing, there is currently no dominant player in any particular VR/AR Software segment. We believe that we have the potential to become a leader in the VR/AR Software space in general and that each of our subsidiary companies has the potential to become a significant player in their particular industry sector.

As previously described, we believe that our structure, ecosystem and integrated capabilities create significant competitive advantages for each of our subsidiary companies, not available to other Software companies in the VR/AR space. By owning and operating a diverse set of VR/AR companies, we believe that we significantly improve each of our subsidiary company’s ability to succeed by addressing many of the challenges early stage companies face and expanding each’s opportunity set and capabilities.

We believe that there are a select number of earlier stage companies of approximately our size that provide VR/AR Software and could be viewed as potential competitors. In addition, several of the larger technology players provide general infrastructure VR/AR Software. In particular: ARCore from Google and ARKit from Apple, which enable AR functionality on smartphones and tablets; and Unity and Epic Unreal, which enable software languages used in VR and AR programing. We do not view these larger companies as competition, but rather as complementary to our business. We believe infrastructure software benefits us, and the industry at large, as they are not industry specific and enable companies like us to more effectively build industry specific solutions, thereby saving significant costs and development efforts.

Platform Expansion and Diversification Strategy

As described above in “Competitive Environment,” the VR/AR software and services industries are highly fragmented. There are numerous potential acquisition targets that, while having established a niche market position, product or technology, have limited resources and ability to pursue growth initiatives. We intend to leverage our position and relative scale in the industry in order to continue to add to our platform both earlier stage companies and technologies and, subject to the availability of capital and appropriate targets, more mature companies. Beyond the expected financial impact of each such potential addition, these could also enhance our ecosystem, technology, scale and competitive position. These potential acquisitions may be domestic or international. If there is sufficient scale in a certain geographic location (beyond our current NYC headquarters), then a new hub may be established in such location, with several subsidiary companies operating in that hub, under the overall Glimpse umbrella.

Strategic Divestitures

Each one of our subsidiary companies has the potential to be divested or spun off. Although the purpose of our platform is to grow and develop the ecosystem on which each of our subsidiaries can mature by benefitting from collaboration, each subsidiary company targets a specific industry vertical (i.e. Healthcare, Education, Corporate Training, etc.) and as such has a distinct set of potential acquirers or investors. If a subsidiary company is divested and the proceeds are substantive, then our intent is to distribute the majority of the net proceeds to our shareholder base, if such distribution would not jeopardize our growth and operations.

Intellectual Property

Our intellectual property is an integral part of our business strategy and practice. In accordance with industry practice, we protect our proprietary products, technology and competitive advantage through a combination of contractual provisions and trade secrets, patents, copyright and trademark laws in the United States and other jurisdictions where business is conducted.

As of the date of this disclosure and summarized in the table below, we have filed thirteen (13) patent applications, four (4) of which have been issued and one (1) allowed and registered with the United States Patent and Trademark Office (the “USPTO”).

Title of Invention	Subsidiary	Filing Date	Month Issued	Application Number	Docket Number	Confirmation Number	Expiration

Issued Patent
Interactive Mixed Reality System for a Real World Event	Pagoni VR	6/21/2018	Sep-19	16/014,956	P270977.US.02-503511-16	1537	6/21/2038

Augmented Reality Geolocation Using Image Matching	KreatAR	8/22/2018	Dec-20	16/108,830	194445.001	3370	8/22/2038

Immersive Display System with Adjustable Perspective	Pagoni VR	11/27/2018	Jul-20	16/201,863	194445.007	6423	11/27/2038

System for Sharing User-Generated Content	Pagoni VR	6/12/2019	Aug-21	16/439,280	94445.00501	7323	6/12/2039

Allowed Patent:

Presenting a Simulated Reality Experience in a Present Location	Mezmos	6/14/2019	Jul-20	16/901,830	94445.01001	7386	6/14/2039

Patent Applications

Simulated Reality Data Representation System and Method	D6VR	2/2/2018

Viewer Position Coordination in Simulated Reality	KreatAR	6/10/2019

Virtual Reality System Cross Platform	Foretell Reality	4/23/2019

Marker-Based Positioning of Simulated Reality	KreatAR	4/23/2019

Presentation Interface and Immersion Platform	Pagoni VR	4/30/2019

Simulated Reality Based Confidence Assessment	Adept Reality	6/6/2019

Simulated Reality Risks Mitigation System	Adept Reality	7/19/2019

Simulated Reality Adaptive User Space	Immersive Health Group	7/26/2019

We may continue to file for patents regarding various aspects of our products, services and technologies at a later date depending on the costs and timing associated with such filings. We may make investments to further strengthen our copyright protection going forward, although no assurances can be given that we will be successful in such patent and trademark protection endeavors. We seek to limit disclosure of our intellectual property by requiring employees, consultants, and partners with access to our proprietary information to execute confidentiality agreements and non-competition agreements (when applicable) and by restricting access to our proprietary information. Due to rapid technological change, we believe that establishing and maintaining an industry and technology advantage in factors such as the expertise and technological and creative skills of our personnel, as well as new services and enhancements to our existing services, are more important to our business and profitability than other available legal protections.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. The laws of many countries do not protect proprietary rights to the same extent as the laws of the U.S. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar services or products. Any failure by us to adequately protect our intellectual property could have a material adverse effect on our business, operating results and financial condition. See “Risk Factors—Risks Related to our Business.”

Business Cycles

Based on our history and information available to date, we have not been able to identify any seasonality of cycles within our business. Since VR/AR is an emerging industry, market and customer education are material and the length of the typical sales cycle can be between 3 and 18 months, depending on the size and complexity of the proposed solution and the customer’s level of understanding of the VR/AR space and prior experience.

Economic Dependence

For the year ended June 30, 2021, one customer accounted for approximately 26% of our revenues and another for approximately 23% of our revenues. These same customers accounted for approximately 0.5% and 5% of revenues, respectively, for the year ended June 30, 2020. No other customer accounted for more than 10% of our revenues for the year ended June 30, 2021. For the fiscal year ended June 30, 2020, a different customer than mentioned above accounted for 12.5% of our revenues. For the fiscal year ended June 30, 2020, no other customer accounted for 10% or more of our revenues.

We operate in an early stage industry, and customers are exploring various options for AR and VR solutions and acting as early adopters of VR and AR solutions. As such, there is a high degree of variance on our source of revenues while customers are on-boarded and our software product and solutions are integrated, measured and digested. A customer that may account for a higher concentration of revenue in one period may not account for any revenue in subsequent periods. In some cases those customers could re-engage after they have evaluated our solutions and may or may not be a source of future revenue.

As such, customers that make up a significant portion of revenues in one period, often do not make up a significant portion in other periods. Given this dynamic, which has continued both prior and subsequent to the reported periods, we expect this variability in Customer Concentration to continue until such point in time when our revenue has reached larger scale, and with a larger portion of our revenues coming from Software Licenses/SaaS. While there has been consistent oscillation in Customer Concentration from period-to-period, a significant reduction in revenue from our larger customers could have a material negative impact on our operations.

Typically, customer contracts can be canceled at any time by the customer upon 30-90 day written notice (depending on the size of the contract). In such an event, the customer would owe the Company unpaid amounts up until the point of cancelation. We typically charge 25-50% of the contract value upfront and the amounts are usually not refundable, mitigating some of the contract cancellation risk. While it does happen on occasion, it is rare that a signed contract is canceled.

Facilities

We are based in New York, New York. Our current facilities are leased and adequate to meet our ongoing needs. If we require additional space or expand geographically, we may seek additional facilities on commercially reasonable terms at such time. Due to Covid-19 constraints, since March 2020 our personnel have been working primarily on a remote basis, without detrimental effects. We returned to partial in person work in July 2021 and expect to continue as such for the foreseeable future, subject to Covid-19 developments.

We also lease a small office in Izmir, Turkey for the operations of Glimpse Turkey.

Human Capital

We currently have approximately 65 full time employees and consultants, primarily software developers, engineers and 3D artists.

Corporate Information

Information contained on our websites, including www.theglimpsegroup.com, shall not be deemed to be part of this filing or incorporated herein by reference and should not be relied upon by prospective investors for the purposes of determining whether to invest in the Company.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

The Company is an early stage technology company

We were incorporated on June 15, 2016 and are an early stage technology development company, comprised of a wholly-owned group of early stage companies in the VR and AR space. As such, we are subject to the risks associated with being an early stage company operating in an emerging industry, including, but not limited to, the risks set forth herein.

Health epidemics, including the current COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners and customers operate. For example, sales cycles have generally lengthened and some customers have delayed purchase decisions.

Our business and operations could be adversely affected by health epidemics, including the current COVID-19 pandemic, impacting the markets and communities in which we, our partners and customers operate. The COVID-19 pandemic has caused and continues to cause significant business and financial markets disruption worldwide and there is significant uncertainty around the duration of this disruption on both a nationwide and global level, as well as the ongoing effects on our business.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, and we may be unable to accurately forecast our revenue or financial results. Further, as many of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread of COVID-19, they may decrease or delay their spending, request pricing concessions or seek renegotiations of their contracts, any of which may result in decreased revenue for us. As a result of the COVID-19 pandemic, we have seen the length of our sale cycles generally increase and some of our customers have delayed purchase decisions. In addition, we may experience customer or strategic partner losses, including due to bankruptcy or our customers or strategic partners ceasing operations, which may result in an inability to collect receivables from these parties. A decline in revenue or the collectability of our receivables could harm our business.

In addition, in response to the spread of COVID-19, we are requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no guarantee that we will be as effective while working remotely because our team is dispersed, employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business. In addition, our facilities needs could evolve based on continuing changes and impact on work environments as a result of the COVID-19 pandemic, and we may not be able to alter our contractual commitments to accommodate such changes, which could cause us to incur additional costs or otherwise harm our business. More generally, the COVID-19 outbreak has adversely affected economies and financial markets globally, which could decrease technology spending and adversely affect demand for our platforms and solutions.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business, operations or the global economy as a whole, particularly if the COVID-19 pandemic and related public health measures continue and persist for an extended period of time. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. As of June 30, 2021 and June 30, 2020, we had an accumulated deficit of approximately $22.1 million and $16.0 million respectively. The net loss for the fiscal year ended June 30, 2021 was approximately $6.1 million and fiscal year ended June 30, 2020 was approximately $5.0 million. To date, we have devoted our efforts towards securing financing, building and evolving our technology platform and creating an infrastructure that allows for the growth of such technology platform. In the past, the combination of operating losses, cash expected to be used to continue operating activities and uncertain conditions relating to additional capital raises and continued revenue growth created an uncertainty about the Company’s ability to continue as a going concern. Doubt about the Company’s ability to continue as a going concern was alleviated on our financial statements for the year ended June 30, 2021 and for the year ended June 30, 2020. We expect to continue to incur significant expenses and potential operating losses for the foreseeable future. We anticipate that our expenses will increase if, and as, we continue to:

●	hire and retain additional sales, accounting and finance, marketing and engineering personnel;

●	build out our product pipeline;

●	add operational, financial and management information systems and personnel; and

●	maintain, expand, protect and enforce our intellectual property portfolio.

To become profitable, we must continue to grow our revenue base and control expenditures. This will require us to be successful in a range of challenging activities, and our expenses will increase as we continue to develop and bring our current products, as well as new ones, to market. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable or to sufficiently fund our operations through financing activity could potentially, again, create an uncertainty about the Company’s ability to continue as a going concern.

Based on our recent financing activity we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for more than one year.

Based on our recent financing activity we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for more than one year. Consequently, our financial statements have been prepared under the assumption that we will continue as a going concern. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate some or all of our development and growth initiatives, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

We may not be successful in raising additional capital necessary to meet expected increases in working capital needs. If we need additional funding for operations and we are unable to raise it, we may not be able to continue our business operations.

We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources will depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.

Our market is competitive and dynamic. New competing products and services could be introduced at any time that could result in reduced profit margins and loss of market share.

The AR and VR industries are very dynamic, with new technology and services being introduced by a range of players, from larger established companies to start-ups, on a frequent basis. Our competitors may announce new products, services, or enhancements that better meet the needs of end-users or changing industry standards. Further, new competitors or alliances among competitors could emerge. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the worldwide AR and VR markets are increasingly competitive. A number of companies developing AR and VR products and services compete for a limited number of customers. Some of our competitors in this market have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in developing, marketing and distributing products. Ongoing pricing pressure could result in significant price erosion, reduced profit margins and loss of market share, any of which could have a material adverse effect on our business, results of operations, financial position and liquidity.

Our plans for growth will place significant demands upon our resources. If we are unsuccessful in achieving our plan for growth, our business could be harmed.

We are actively marketing our products domestically and internationally. The plan places significant demands upon managerial, financial, and human resources. Our ability to manage future growth will depend in large part upon several factors, including our ability to rapidly:

●	build or leverage, as applicable, a network of business partners to create an expanding presence in the evolving marketplace for our products and services;

●	build or leverage, as applicable, sales teams to keep end-users and business partners informed regarding the technical features, issues and key selling points of our products and services;

●	attract and retain qualified technical personnel in order to continue to develop reliable and flexible products and provide services that respond to evolving customer needs;

●	develop support capacity for end-users as sales increase, so that we can provide post-sales support without diverting resources from product development efforts; and

●	expand our internal management and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas as the number of personnel and size increases.

Our inability to achieve any of these objectives could harm our business, financial condition and results of operations.

We have material customer concentration, with a limited number of customers accounting for a material portion of our 2021 revenues.

For the years ended June 30, 2021 and 2020, our five largest customers, accounted for approximately 63% and 38% of our revenues, respectively. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, some of our contracts with these customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations and/or trading price of our common stock.

We anticipate our products and technologies will require ongoing research and development (“R&D”) and we may experience technical problems or delays and may not have the funds necessary to continue their development, which could lead our business to fail.

Our R&D efforts are subject to the risks typically associated with the development of new products and technologies based on emerging and innovative technologies, including, for example, unexpected technical problems or the possible insufficiency of funds for completing development of these products or technologies. If we experience technical problems or delays, further improvements in our products or technologies and the introduction of future products or technologies could be delayed, and we could incur significant additional expenses and our business may fail.

We anticipate that we may require additional funds to increase or sustain our current levels of expenditure for the R&D of new products and technologies, and to obtain and maintain patents and other intellectual property rights in these technologies, the timing and amount of which are difficult to forecast. Any funds we need may not be available on commercially reasonable terms or at all. If we cannot obtain the necessary additional capital when needed, we might be forced to reduce our R&D efforts which would materially and adversely affect our business. If we attempt to raise capital in an offering of shares of our common stock, preferred stock, convertible securities or warrants, our then-existing stockholders’ interests will be diluted.

Our success depends on our ability to anticipate technological changes and develop new and enhanced products and services.

The markets for our products and services are characterized by rapidly changing technology, evolving industry standards and increasingly sophisticated customer requirements. The introduction of products embodying new technology and the emergence of new industry standards can negatively impact the marketability of our existing products and can exert price pressures on existing products. It is critical to our success that we are able to anticipate and react quickly to changes in technology or in industry standards and to successfully develop, introduce, and achieve market acceptance of new, enhanced and competitive products and services on a timely basis and cost-effective basis. We invest substantial resources towards continued innovation; however, there can be no assurance that we will successfully develop new products and services or enhance and improve our existing products and services, that new products and services and enhanced and improved existing products and services will achieve market acceptance or that the introduction of new products and services or enhanced existing products and services by others will not negatively impact us. Our inability to develop products and services that are competitive in technology and price and that meet end-user needs could have a material adverse effect on our business, financial condition or results of operations.

Development schedules for technology products and services are inherently uncertain. We may not meet our products and/or services development schedules, and development costs could exceed budgeted amounts. Our business, results of operations, financial position and liquidity may be materially and adversely affected if the products or product enhancements that we develop are delayed or not delivered due to developmental problems, quality issues or component shortage problems, or if our products or product enhancements do not achieve market acceptance or are unreliable. We or our competitors will continue to introduce products embodying new technologies. In addition, new industry standards may emerge. Such events could render our existing products obsolete or not marketable, which would have a material adverse effect on our business, results of operations, financial position and liquidity.

We place significant decision making powers with our subsidiaries’ management, which presents certain risks that may cause the operating results of individual subsidiaries to vary.

We believe that our practice of placing significant decision making powers with each of our subsidiaries’ management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice can make it difficult to coordinate procedures across our operations and presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business issue, or that we would be slower to identify a misalignment between a subsidiary’s and our overall business strategy. Inconsistent implementation of corporate strategy and policies at the subsidiary level could materially and adversely affect our financial position, results of operations and cash flows and prospects.

The operating results of an individual subsidiary may differ from those of another subsidiary for a variety of reasons, including market size, customer base, competitive landscape, regulatory requirements and economic conditions affecting a particular industry vertical. As a result, certain of our subsidiaries may experience higher or lower levels of profitability and growth than other subsidiaries.

The failure to attract, hire, retain and motivate key personnel could have a significant adverse impact on our operations.

Our success depends on the retention and maintenance of key personnel, including members of senior management and our technical, sales and marketing teams. Achieving this objective may be difficult due to many factors, including competition for such highly skilled personnel; fluctuations in global economic and industry conditions; changes in our management or leadership; competitors’ hiring practices; and the effectiveness of our compensation programs. The loss of any of these key persons could have a material adverse effect on our business, financial condition or results of operations. Competition for qualified employees is particularly intense in the technology industry. Our failure to attract and to retain the necessary qualified personnel could seriously harm our operating results and financial condition. Competition for such personnel can be intense, and no assurance can be provided that we will be able to attract or retain highly qualified technical and managerial personnel in the future, which may have a material adverse effect on our future growth and profitability.

Our financial results may fluctuate substantially for many reasons, and past results should not be relied on as indications of future performance.

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, but not limited to:

●	varying size, timing and contractual terms of orders for our products and services, which may delay the recognition of revenue;

●	competitive conditions in the industry, including strategic initiatives by us or our competitors, new products or services, product or service announcements and changes in pricing policy by us or our competitors;

●	market acceptance of our products and services;

●	our ability to maintain existing relationships and to create new relationships with customers and business partners;

●	the discretionary nature of purchase and budget cycles of our customers and end-users;

●	the length and variability of the sales cycles for our products;

●	general weakening of the economy resulting in a decrease in the overall demand for our products and services or otherwise affecting the capital investment levels of businesses with respect to our products or services;

●	timing of product development and new product initiatives;

●	changes in customer mix;

●	increases in the cost of, or limitations on, the availability of materials;

●	changes in product mix; and

●	increases in costs and expenses associated with the introduction of new products.

Further, the markets that we serve are volatile and subject to market shifts that we may be unable to anticipate. A slowdown in the demand for AR or VR products and services can have a significant adverse effect on the demand for our products and services in any given period. Our customers may cancel or delay purchase orders for a variety of reasons, including, but not limited to, the rescheduling of new product introductions, changes in our customers’ inventory practices or forecasted demand, general economic conditions affecting our customers’ markets, changes in our pricing or the pricing of our competitors, new product announcements by us or others, quality or reliability problems related to our products, or selection of competitive products as alternate sources of supply.

Thus, there can be no assurance that we will be able to reach profitability on a quarterly or annual basis. We believe that our revenue and operating results will continue to fluctuate, and that period-to-period comparisons are not necessarily indications of future performance. Our revenue and operating results may fail to meet the expectations of public market analysts or investors, which could have a material adverse effect on the price of our common stock. In addition, portions of our expenses are fixed and difficult to reduce if our revenues do not meet our expectations. These fixed expenses magnify the adverse effect of any revenue shortfall.

Our plans for implementing our business strategy and achieving profitability are based upon the experience, judgment and assumptions of our key management personnel, and available information concerning the communications and technology industries. If management’s assumptions prove to be incorrect, it could have a material adverse effect on our business, financial condition or results of operations.

Our centralized management will have significant discretion over directing our resources and if management does not allocate resources effectively, our business, financial condition or result of operations could be harmed.

Our centralized management has significant discretion over directing our resources to any and all of our subsidiary companies. As a consequence, it is possible that one or more of our subsidiary companies will not receive adequate capital or management resources. If a subsidiary company does not receive adequate capital or resources, it may not be able to commercialize its products and services, or if its products and services are already commercialized, it may not be able to keep such products and services competitive. Therefore, if we don’t allocate resources effectively, our business, financial condition or result of operations could be harmed.

Competitive pricing pressure may reduce our gross profits and adversely affect our financial results.

If we are unable to maintain our pricing due to competitive pressures or other factors, our margins will be reduced and our gross profits, business, results of operations, and financial condition would be adversely affected. The subscription prices for our software platforms, cloud modules, and professional services may decline for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new solutions by our competitors, or promotional programs offered by us or our competitors. Competition continues to increase in the market segments in which we operate, and we expect competition to further increase in the future.

Our future growth depends on our ability to attract, retain customers, and the loss of existing customers, or failure to attract new ones, could adversely impact our business and future prospects.

Once the platform is further developed, the size of our community of customers on our platforms is critical to our success. Our ability to achieve profitability in the future will depend, in large part, on our ability to add new customers, while retaining and even expanding offerings to existing customers. Our customers can generally decide to cease using our solutions at any time. While we have experienced customer growth, this growth may not continue at the same pace in the future or at all. In addition, it is possible that the ongoing effects of COVID-19 may have a deleterious effect on our customer growth in the future. Achieving growth in our customer base may require us to engage in increasingly sophisticated and costly sales and marketing efforts that may not result in additional customers. We may also need to modify our pricing model to attract and retain such customers. If we fail to attract new users or fail to maintain or expand existing relationships in a cost-effective manner, our business and future prospects may be materially and adversely impacted.

The continued operation of our business depends on the performance and reliability of the Internet, mobile networks, and other infrastructure that is not under our control.

Our business depends on the performance and reliability of the Internet, mobile networks, and other infrastructure that is not under our control. Disruptions in such infrastructure, including as the result of power outages, telecommunications delay or failure, security breach, or computer virus, as well as failure by telecommunications network operators to provide us with the bandwidth we need to provide our products and offerings, could cause delays or interruptions to our products, offerings, and platforms. Any of these events could damage our reputation, resulting in fewer users actively using our platforms, disrupt our operations, and subject us to liability, which could adversely affect our business, financial condition, and operating results.

If we do not make our platforms, including new versions or technology advancements, easier to use or properly train customers on how to use our platforms, our ability to broaden the appeal of our products and services and to increase our revenue could suffer.

In order to get full use of our platforms, users generally need training. We provide a variety of training and support services to our customers, and we believe we will need to continue to maintain and enhance the breadth and effectiveness of our training and support services as the scope and complexity of our platforms increase. If we do not provide effective training and support resources for our customers on how to efficiently and effectively use our platforms, our ability to grow our business will suffer, and our business and results of operations may be adversely affected. Additionally, when we announce or release new versions of our platforms or advancements in our technology, we could fail to sufficiently explain or train our customers on how to use such new versions or advancements or we may announce or release such versions prematurely. These failures on our part may lead to our customers being confused about use of our products or expected technology releases, and our ability to grow our business, results of operations, brand and reputation may be adversely affected.

Interruptions, performance problems or defects associated with our platforms may adversely affect our business, financial condition and results of operations.

Our reputation and ability to attract and retain customers and grow our business depends in part on our ability to operate our platforms at high levels of reliability, scalability and performance, including the ability of our existing and potential customers to access our platforms at any time and within an acceptable amount of time. Interruptions in the performance of our platforms, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the availability of our platforms. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of customers accessing our platforms simultaneously, denial of service attacks or other security-related incidents.

It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our customer base grows and our platforms becomes more complex. If our platforms are unavailable or if our customers are unable to access our platforms within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our platforms, delays in payment to us by customers, injury to our reputation and brand, legal claims against us, significant cost of remedying these problems and the diversion of our resources. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations, as well as our reputation, may be adversely affected.

Further, the software technologies underlying our platforms are inherently complex and may contain material defects or errors, particularly when new products are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platforms, and new defects or errors in our existing platforms or new products may be detected in the future by us or our users. We cannot assure you that our existing platforms and new products will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our platforms could result in negative publicity or lead to data security, access, retention or other performance issues, all of which could harm our business. The costs incurred in correcting such defects or errors may be substantial and could harm our business. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and could similarly harm our business.

If we fail to timely release updates and new features to our platforms and adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or changing customer needs, requirements or preferences, our platforms may become less competitive.

The markets in which we compete are subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. Accordingly, our ability to increase our revenue depends in large part on our ability to maintain, improve and differentiate our existing platforms and introduce new functionality.

We must continue to improve existing features and add new features and functionality to our platforms in order to retain our existing customers and attract new ones. If the technology underlying our platforms become obsolete or do not address the needs of our customers, our business would suffer.

Revenue growth from our products depends on our ability to continue to develop and offer effective features and functionality for our customers and to respond to frequently changing data protection regulations, policies and end-user demands and expectations, which will require us to incur additional costs to implement. If we do not continue to improve our platforms with additional features and functionality in a timely fashion, or if improvements to our platforms are not well received by customers, our revenue could be adversely affected.

If we fail to deliver timely releases of our products that are ready for commercial use, release a new version, service, tool or update with material errors, or are unable to enhance our platforms to keep pace with rapid technological and regulatory changes or respond to new offerings by our competitors, or if new technologies emerge that are able to deliver competitive solutions at lower prices, more efficiently, more conveniently or more securely than our solutions, or if new operating systems, gaming platforms or devices are developed and we are unable to support our customers’ deployment of games and other applications onto those systems, platforms or devices, our business, financial condition and results of operations could be adversely affected.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we may choose to elect to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our initial public offering; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

RISKS RELATED TO OUR ACQUISITION STRATEGY

We may be unable to obtain additional financing, if required, to fund the existing operations of the business, complete future acquisitions or to fund the development and commercialization of the companies, technologies, or intellectual property.

Our primary business strategy is to: 1) generate and increase revenues of existing subsidiary companies and 2) to further enhance our presence in the VR/AR market through the acquisition of additional VR/AR companies, technologies, or intellectual property. If our existing subsidiary companies do not achieve sufficient levels of revenue and profits, we may be required to seek additional financing through the issuance of equity or debt securities or other arrangements to finance the operations of the business.

Additionally, there can be no assurance that we will be able to successfully identify, acquire or profitably manage such additional companies, technologies, or intellectual property or successfully integrate these, if any, into the Glimpse ecosystem without substantial costs, delays or other operational or financial problems. If potential acquisition targets are unwilling to accept our equity as the consideration for their businesses, then we may be required to seek additional financing through the issuance of equity or debt securities or other arrangements to finance the acquisition transaction. If we complete a business combination, we may require additional financing to fund the operations or growth of an acquisition target. Further, acquisitions involve a number of other special risks, including possible adverse effects on our operating results, diversion of management’s attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities, and realization of acquired intangible assets, some or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that the companies, technologies, or intellectual property acquired in the future, if any, will generate anticipated revenues and earnings. As a result, we may be required to seek additional financing through the issuance of equity or debt securities or other arrangements. To the extent that we are unable to acquire additional companies, technologies, or intellectual property or integrate those successfully, our ability to generate and increase our revenues may be reduced significantly. As a result, we may be required to seek additional financing through the issuance of equity or debt securities or other arrangements. As an early-stage company, we cannot assure that such financing will be available on acceptable terms, if at all.

With respect to our future acquisition strategy, no assurance can be made that we will have the funds necessary to make future acquisitions. To the extent that additional financing proves to be unavailable, that fact will likely have a negative impact on our business and we may be compelled to restructure the operations of the business or abandon a particular contemplated business combination.

If we fail to integrate any existing or acquired subsidiaries into the Glimpse ecosystem, we may not realize the anticipated benefits of the collaborative Glimpse ecosystem and the integration of any acquisitions, which could harm our business, financial condition or results of operations.

Even though Glimpse’s ecosystem provides a centralized corporate structure and the potential for cross company collaboration synergies, each subsidiary company has its own business development, technology development, sales team and general manager. Although we believe that the integration of our existing subsidiary companies has been a success, there is still continued risk that we may encounter difficulties related to continued integration of the existing subsidiary companies in the future. There is also the risk that the business development, sales team and general manager of a future acquired subsidiary are unsuccessful. Some of these risks are out of our control. Successfully integrating any acquired subsidiary may be more difficult, costly or time-consuming than we anticipate, or we may not otherwise realize any of the anticipated benefits of such acquisition. Any of the foregoing could adversely affect our business, financial condition or results of operations.

We have made a number of acquisitions in the past and we intend to make more acquisitions in the future. Our ability to identify complementary assets, products or businesses for acquisition and successfully integrate them could affect our business, financial condition and operating results.

In the future, we intend to continue to pursue acquisitions of assets, products or businesses that we believe are complementary to our existing business and/or to enhance our market position or expand our product portfolio. There is a risk that we will not be able to identify suitable acquisition candidates available for sale at reasonable prices, complete any acquisition, or successfully integrate any acquired product or business into our operations. We may face competition for acquisition candidates from other parties including those that have substantially greater available resources. Acquisitions may involve a number of other risks, including:

●	diversion of management’s attention from other subsidiaries;

●	disruption to our ongoing business;

●	failure to retain key acquired personnel;

●	difficulties in integrating acquired operations, technologies, products, or personnel;

●	unanticipated expenses, events, or circumstances;

●	assumption of disclosed and undisclosed liabilities; and

●	inappropriate valuation of the acquired in-process R&D, or the entire acquired business.

If we do not successfully address these risks or any other problems encountered in connection with an acquisition, the acquisition could have a material adverse effect on our business, results of operations and financial condition. Problems with an acquired business could have a material adverse effect on our performance or our business as a whole. In addition, if we proceed with an acquisition, our available cash may be used to complete the transaction, diminishing our liquidity and capital resources, or shares may be issued which could cause significant dilution to existing shareholders.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we cannot obtain and maintain appropriate patent and other intellectual property rights protection for our technology, our business will suffer.

The value of our software and services is dependent on our ability to secure and maintain appropriate patent and other intellectual property rights protection. We intend to continue to pursue additional patent protection for our new software and technology. Although we own multiple patents covering our technology that have already been issued, we may not be able to obtain additional patents that we apply for, or that any of these patents, once issued, will give us commercially significant protection for our technology, or will be found valid if challenged. Moreover, we have not obtained patent protection for our technology in all foreign countries in which our products might be sold. In any event, the patent laws and enforcement regimes of other countries may differ from those of the United States as to the patentability of our personal display and related technologies and the degree of protection afforded.

Any patent or trademark owned by us may be challenged and invalidated or circumvented. Patents may not be issued from any of our pending or future patent applications. Any claims and issued patents or pending patent applications may not be broad or strong enough and may not be issued in all countries where our products can be sold or our technologies may not be licensed to provide meaningful protection against any commercial damage to us. Further, others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents owned by us. Effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of our processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information and technology is difficult and our efforts to do so may not prevent misappropriation of our technologies. In the event that our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our products and technologies, which could have a material adverse effect on our business, financial condition and results of operations.

We may become engaged in litigation to protect or enforce our patent and other intellectual property rights or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with our products. In addition, we may have to participate in interference or reexamination proceedings before the US Patent and Trademark Office, or in opposition, nullification or other proceedings before foreign patent offices, with respect to our patents or patent applications. All of these actions would place our patents and other intellectual property rights at risk and may result in substantial costs to us as well as a diversion of management attention. Moreover, if successful, these actions could result in the loss of patent or other intellectual property rights protection for the key technologies on which our business strategy depends.

In addition, we rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets, know-how and other proprietary information, we require employees, consultants, financial advisors and strategic partners to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of those trade secrets, know-how or other proprietary information. In particular, we may not be able to fully or adequately protect our proprietary information as we conduct discussions with potential strategic partners. If we are unable to protect the proprietary nature of our technology, it will harm our business.

Despite our efforts to protect our intellectual property rights, intellectual property laws afford us only limited protection. A third party could copy or otherwise obtain information from us without authorization. Accordingly, we may not be able to prevent misappropriation of our intellectual property or to deter others from developing similar products or services. Further, monitoring the unauthorized use of our intellectual property is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

As is commonplace in technology companies, we employ individuals who were previously employed at other technology companies. To the extent our employees are involved in research areas that are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees or we have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims. Litigation of this type could result in substantial costs to us and divert our resources.

We also depend on trade secret protection through confidentiality and license agreements with our employees, subsidiaries, licensees, licensors and others. We may not have agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand, competitive advantages or goodwill and result in decreased sales.

We may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to our products, patents and other intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. Until recently, patent applications were retained in secrecy by the US Patent and Trademark Office until and unless a patent was issued. As a result, there may be US patent applications pending of which we are unaware that may be infringed by the use of our technology or a part thereof, thus substantially interfering with the future conduct of our business. In addition, there may be issued patents in the United States or other countries that are pertinent to our business of which we are not aware. We and our customers could be sued by other parties for patent infringement in the future. Such lawsuits could subject us and them to liability for damages or require us to obtain additional licenses that could increase the cost of our products, which might have an adverse effect on our sales.

In addition, in the future we may assert our intellectual property rights by instituting legal proceedings against others. We may not be able to successfully enforce our patents in any lawsuits we may commence. Defendants in any litigation we may commence to enforce our patents may attempt to establish that our patents are invalid or are unenforceable. Any patent litigation could lead to a determination that one or more of our patents are invalid or unenforceable. If a third party succeeds in invalidating one or more of our patents, we may experience greater competition from such party and from others. Our ability to derive sales from products or technologies covered by these patents could be adversely affected.

Whether we are defending the assertion of third party intellectual property rights against our business as a result of the use of our technology, or we are asserting our own intellectual property rights against others, such litigation can be complex, costly, protracted and highly disruptive to our business operations by diverting the attention and energies of management and key technical personnel. As a result, the pendency or adverse outcome of any intellectual property litigation to which we are subject could disrupt business operations, require the incurrence of substantial costs and subject us to significant liabilities, each of which could severely harm our business.

Plaintiffs in intellectual property cases often seek injunctive relief. Any intellectual property litigation commenced against us could force us to take actions that could be harmful to our business and thus to our sales, including the following:

● discontinuing selling the products that incorporate or otherwise use technology that contains our allegedly infringing intellectual property;

● attempting to obtain a license to the relevant third party intellectual property, which may not be available on reasonable terms or at all; or

● attempting to redesign our products to remove our allegedly infringing intellectual property.

If we are forced to take any of the foregoing actions, we may be unable to sell products that incorporate our technology at a profit or at all. Furthermore, the measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If we were to be found liable for infringement of proprietary rights of a third party, the amount of damages we might have to pay could be substantial and is difficult to predict. Decreased sales of our products incorporating our technology would adversely affect our results of operations. Any necessity to procure rights to the third party technology might cause us to negotiate the royalty terms of the third party license which could increase our cost of production or, in certain cases, terminate our ability to build some of our products entirely.

Our failure to renew, register or otherwise protect our trademarks could have a negative impact on the value of our brand names and our ability to use those names in certain geographical areas.

We believe our copyrights and trademarks are integral to our success. We rely on trademark, copyright and other intellectual property laws to protect our proprietary rights. If we fail to properly register and otherwise protect our trademarks, service marks and copyrights, we may lose our rights, or our exclusive rights, to them. In that case, our ability to effectively market and sell our products and services could suffer, which could harm our business.

RISKS RELATED TO OUR SECURITIES AND OTHER RISKS

Following the IPO, our stock price may be volatile, and the value of our common stock may decline.

We cannot predict the prices at which our common stock will trade. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	actual or anticipated fluctuations in our financial condition or results of operations;

●	variance in our financial performance from expectations of securities analysts;

●	changes in the pricing of the solutions on our platforms;

●	changes in our projected operating and financial results;

●	changes in laws or regulations applicable to our platforms;

●	announcements by us or our competitors of significant business developments, acquisitions or new offerings;

●	sales of shares of our common stock by us or our shareholders;

●	significant data breaches, disruptions to or other incidents involving our platforms;

●	our involvement in litigation;

●	conditions or developments affecting the AR and VR industries;

●	future sales of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;

●	changes in senior management or key personnel;

●	the trading volume of our common stock;

●	changes in the anticipated future size and growth rate of our market;

●	general economic and market conditions; and

●	other events or factors, including those resulting from war, incidents of terrorism, global pandemics or responses to these events.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies who have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our common stock could decline.

The market price and trading volume of our common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and, subject to the discretionary dividend policy described in Part II, Item 5 of this report, we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

We expect to incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devotes a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

An active trading market for our securities may not exist, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to results of operation, general market or economic conditions. Furthermore, an active trading market for our securities may not exist or be sustained. You may be unable to sell your securities unless a market can be established and sustained.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and results in increased costs to us and could have a negative effect on our results of operations, financial condition or business.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are based in New York, New York. Our current facilities are leased and adequate to meet our ongoing needs. If we require additional space or expand geographically, we may seek additional facilities on commercially reasonable terms at such time. Due to Covid-19 constraints, in March 2020 our personnel began working primarily on a remote basis, without detrimental effects. We returned to partial in person work in July 2021 and expect to continue as such for the foreseeable future, subject to Covid-19 developments.

We also lease a small office in Izmir Turkey for the operations of Glimpse Turkey.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Capital Market, LLC under the symbol “VRAR”. On July 6, 2021, the Company completed its initial public offering. In connection with the initial public offering, the Company’s common stock began trading on the Nasdaq Capital Market on and as of July 1, 2021. In conjunction with its IPO, the Company sold approximately 1.91 million shares of its common stock at $7.00 per share, raising approximately $11.82 million in net proceeds after fees and expenses.

As of September 24, 2021, 10,291,638 shares of the registrant’s common stock were outstanding.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Dividends

We have never declared or paid cash dividends on our capital stock. Although we currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, we are committed, subject to the limitations on distributions under Nevada law, to pay certain distributions in the event (i) we sell the business of any of our subsidiaries; or (ii) we report consolidated net income on our fiscal year end audited financial statements. No assurances can be made that any such milestone will be achieved or if achieved that our Board of Directors will approve any distribution in connection therewith.

Distribution upon sale of business. In the event we sell all or substantially all of the business of any of our subsidiaries, whether by means of a merger, asset sale, stock sale or otherwise, for a price in excess of $10,000,000, we may distribute no less than 85% of the after-tax net proceeds for such sale. However, such distribution shall be subject to a determination by our Board of Directors that there exist no special circumstances that would prevent it from approving such distribution or the extent thereof. Such special circumstances could include, but not be limited to, the Company or any of its subsidiary companies contemplating or actively being engaged in a prospective acquisition or acquisitions that may require the use of such net proceeds, or other uses integral to the operations, growth or business development of any existing subsidiary company. Moreover, such distribution may be waived, in writing, by the holders of a majority of our securities holders entitled to vote, voting together as a single class.

Distribution of consolidated net income. In the event our annual audited financial statements report consolidated net income, we may distribute, within 90 days after completion of such audit, 10% of the consolidated net income for such fiscal year. However, such distribution shall be subject to a determination by our Board of Directors that there exist no special circumstances that would prevent it from approving such distribution or the extent thereof. Such special circumstances could include, but not be limited to, the Board of Directors determining that such distribution, which could have otherwise been reinvested into our existing businesses, would impair our ability to execute on our business strategy. Moreover, such distribution may be waived, in writing, by the holders of a majority of our securities holders entitled to vote, voting together as a single class.

Subject to the distribution intentions discussed above, any future determination regarding the declaration and payment of dividends, if any, will be subject to the limitations on distributions under Nevada law, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. In addition, our ability to pay dividends may be restricted by any agreements we may enter into in the future.

ITEM 6. SELECTED FINANCIAL DATA

Not required

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of The Glimpse Group, Inc. and its wholly owned subsidiaries (collectively referred to as “Glimpse” or the “Company”) as of and for the years ended June 30, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

Overview

The Glimpse Group, Inc. (the “Company”, “we”, “our”) is a Virtual (“VR”) and Augmented (“AR”) Reality platform company, comprised of a diversified group of wholly-owned VR and AR companies, providing enterprise-focused software, services and solutions.

The Company was incorporated as The Glimpse Group, Inc. in the State of Nevada, on June 15, 2016 and is headquartered in New York, NY. Glimpse currently owns and operates ten wholly-owned and operated subsidiary companies (“Subsidiary Companies”, “Subsidiaries”): Adept Reality, LLC (dba Adept XR Learning), Kabaq 3D Technologies, LLC (dba QReal), KreatAR, LLC (dba PostReality), D6 VR, LLC, Immersive Health Group, LLC (dba IHG), Foretell Studios, LLC (dba Foretell Reality), Number 9, LLC (dba Pagoni VR), Early Adopter, LLC; MotionZone, LLC (dba AUGGD), and one subsidiary in Turkey, Glimpse Group Yazilim ve ARGE Ticaret Anonim Sirketi (“Glimpse Turkey”), which primarily develops and creates 3D models for QReal. In addition, we own one non-active subsidiary company, In-It VR, LLC (dba Mezmos), which may be reactivated based on need and market conditions.

Glimpse’s ecosystem of VR/AR subsidiary companies, collaborative environment and diversified business model aim to simplify the challenges faced by entrepreneurs in the emerging VR/AR industry, potentially improving each subsidiary company’s ability to succeed, while simultaneously providing investors an opportunity to invest directly into the emerging VR/AR industry via a diversified platform.

Leveraging its platform, the Company strives to cultivate and manage the business operations of its VR/AR subsidiary companies, with the goal of allowing each underlying company to better focus on mission-critical endeavors, collaborate with the other subsidiary companies, reduce time to market, optimize costs, improve product quality and leverage joint go-to-market strategies. Subject to operational, market and financial developments and conditions, Glimpse intends to carefully add to its current portfolio of subsidiary companies via a combination of organic expansion and/or outside acquisitions.

Glimpse’s subsidiary companies target a wide array of industry verticals, including but not limited to: Corporate Training, Education, Healthcare, Branding & Marketing, Retail, Financial Services, Food & Hospitality, Media & Entertainment and Social VR group meetings. The Company does not target direct-to-consumer (“B2C”) VR/AR software or services, only business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”), and we are hardware agnostic.

The Company currently employees approximately 65 full time employees and contractors, primarily software developers, engineers and 3D artists.

Impact of COVID-19

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. Our business and operations have been adversely affected by the COVID-19 pandemic, as have the markets in which our customers operate. The COVID-19 pandemic has caused and continues to cause significant business and financial markets disruption worldwide and there is significant uncertainty around the duration of this disruption and its ongoing effects on our business. While we demonstrated continued revenue growth in the periods ended June 30, 2021 and June 30, 2020, notwithstanding this growth, management believes growth could have been higher if not for the COVID-19 pandemic. As a result of the COVID-19 pandemic, we saw the length of our sale cycles generally increase by several months and some of our customers have put purchase decisions on hold, in particular customers in our hospital and education segments. While several of these delays have since materialized into contracts, it is yet to be determined whether outstanding delays are permanent. In other instances, customers have requested payment schedule extensions, but have eventually paid in full. We are encouraged by recent passage of the of various U.S. Government assistance programs (e.g., the CARES Act and American Rescue Plan Act), which may accelerate recovery, especially relating to hospitals and educational institutions. Overall, our accounts receivable loss ratio was, and remains, nominal and revenue collection on signed and executed contracts has not been impacted.

To date, we have not had to reduce headcount as a result of the COVID-19 pandemic. This is due to infusion of capital in May 2020 from a Paycheck Protection Program loan (PPP1) of approximately $548,000, an additional Paycheck Protection Program loan (PPP2) of approximately $623,000 in February 2021, and the overall performance of our business. However, early in the pandemic, in order to mitigate some of the pandemic’s potential impact and uncertainties, we temporarily reduced the cash portion of our employees monthly salaries by 10-35% (executives and management on the higher end of the range), totaling approximately $160,000 in aggregate over a three month period. To compensate for the cash reduction, we issued employees Company stock options at 150% of the value of the cash reductions. As the business stabilized and we gained more clarity as to our going-forward prospects, cash salaries were returned to their normal base levels after the three month reduction.

Since March 2020, we have required substantially all of our employees to work remotely to minimize the risk of the virus. While working remotely has proven to be effective to this point, it may eventually inhibit our ability to operate the business effectively. In the summer of 2021, we returned to non-remote, in-person office work, initially several days per week for our New York area based employees.

We continue to closely monitor the situation and the effects on our business and operations. While uncertainty remains, given the current state of the pandemic, our expected revenue growth and current cash balance, we do not expect the impact of COVID-19 on our business and operations to worsen going forward.

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Annual Report.

Critical Accounting Policies and Estimates and Recent Accounting Pronouncements

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). While our significant accounting policies are more fully described in our financial statements, we believe the following accounting policies are the most critical to aid in fully understanding and evaluating this management discussion and analysis.

Principles of Consolidation

The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal estimates relate to the valuation of allowance for doubtful accounts, common stock, stock options and cost of goods sold.

Revenue Recognition

The Company adopted the new accounting standard, Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, (“ASC 606”) beginning on July 1, 2020 using the modified retrospective method for all open contracts and related amendments. The adoption did not result in an adjustment to the accumulated deficit as of June 30, 2021. The comparative information was not restated and continued to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 did not have a material impact on reported sales to customers and net earnings (losses).

The Company applies the following steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied and collection is reasonably assured.

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Any unrecognized portion of revenue and any corresponding unrecognized expenses are presented as deferred revenue and deferred costs, respectively, in the accompanying consolidated balance sheet. Deferred costs include cash and equity based payroll costs, and may include payments to vendors.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales taxes and other taxes are excluded from revenues.

Significant Judgments

The Company’s customer contracts may include promises to transfer multiple products/services. Determining whether products/services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Further, judgment may be required to determine the standalone selling price for each distinct performance obligation.

Disaggregation of Revenue

The Company generates revenue by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software License and SaaS, consisting primarily of VR and AR software licenses or SaaS.

Revenue for Software Services projects and solutions is recognized at the point of time in which the customer obtains control of the project, customer accepts delivery and confirms completion of the project.

Revenue for Software Services consulting services and website maintenance is recognized at the point of time in which the Company performs the services, typically on a monthly retainer basis.

Revenue for Software License and SaaS is recognized at the point of time in which the Company delivers the software and customer accepts delivery. If there are contractually stated ongoing service obligations to be performed during the term of the Software License or SaaS contract, then revenues are recognized ratably over the term of the contract.

The Company currently generates its revenues primarily from customers in the United States.

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are provided for based upon a variety of factors, including historical amounts written-off, an evaluation of current economic conditions, and assessment of customer collectability. As of June 30, 2021 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Employee Stock-Based Compensation

The Company recognizes stock-based compensation expense related to grants to employees or service providers based on grant date fair values of common stock or the stock options, which are amortized over the requisite period, as well as forfeitures as they occur.

The Company values the options using the Black-Scholes Merton (“Black Scholes”) method utilizing various inputs such as expected term, expected volatility and the risk-free rate. The expected term reflects the application of the simplified method, which is the weighted average of the contractual term of the grant and the vesting period for each tranche. Expected volatility is derived from a weighted average of volatility inputs for comparable software and technology service companies. The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected life of the award.

Research and Development Costs

Research and development expenses are expensed as incurred, and include payroll, employee benefits and stock-based compensation expense. Research and development expenses also include third-party development and programming costs. Given the nascent industry and uncertain market environment the Company operates in, research and development costs are not capitalized.

Recently Issued Pronouncements

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with durations of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. The Company does not expect to adopt this standard prior to July 1, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates (Accounting Standards Codification – “ASC” 326). The Company will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities, if any, will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. As an emerging growth company, the Company does not expect to adopt this standard prior to July 1, 2023.

Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. The Company does not expect to adopt this standard prior to July 1, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Highlights

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

Summary P&L:

	For the Year Ended
	June 30,		Change
	2021	2020	$	%
	(in millions)
Revenue	$3.42	$1.95	$1.47	75%
Cost of Goods Sold	1.46	1.14	0.32	28%
Gross Profit	1.96	0.81	1.15	142%
Total Operating Expenses	6.67	5.73	0.94	16%
Loss from Operations before Other Income and Expense	(4.71)	(4.92)	0.21	-4%
Other Income and Expense, net	(1.38)	(0.07)	(1.31)	1871%
Net Loss	$(6.09)	$(4.99)	$(1.10)	22%

Revenue

	For the Year Ended
	June 30,		Change
	2021	2020	$	%
	(in millions)
Software Services	$3.08	$1.78	$1.30	73%
Software License/Software as a Service	0.34	0.17	0.17	100%
Total Revenue	$3.42	$1.95	$1.47	75%

Total revenue for the year ended June 30, 2021 was approximately $3.42 million compared to approximately $1.95 million for the year ended June 30, 2020, an increase of approximately 75%. This growth was due to the addition of new customers and increased business with some of our existing customers.

We break out our revenues into two main categories – Software Services and Software License.

●	Software Services revenues are primarily comprised of VR/AR projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed VR/AR software as licenses or as software-as-a-service (“SaaS”).

For the year ended June 30, 2021, Software Services revenue was approximately $3.08 million compared to approximately $1.78 million for the year ended June 30, 2020, an increase of approximately 73%. This growth was due to the addition of new customers and increased business with some of our existing customers.

For the year ended June 30, 2021, Software License revenue was approximately $0.34 million compared to approximately $0.17 for the for the year ended June 30, 2020, an increase of approximately 100%. As the VR and AR industries continue to mature, we expect our Software License revenue to continue to grow on an absolute basis and as an overall percentage of total revenue.

For the year ended June 30, 2021, non-project revenue (i.e. VR/AR software and services revenue only), was approximately $1.73 million compared to approximately $0.51 million for the year ended June 30, 2020, an increase of approximately 239%. For the year ended June 30, 2021, non-project revenue accounted for approximately 50.6% of total revenues compared to approximately 26.1% for the year ended June 30, 2020.

Cost of Revenue

Cost of revenue for the year ended June 30, 2021 was $1.46 million compared to $1.14 million for the year ended June 30, 2020, an increase of approximately 28%. Cost of revenue was driven by the increase in revenue and primarily attributable to internal staffing costs and, to a lesser degree, third-party expenses.

For the year ended June 30, 2021, our gross profit was approximately $1.96 million representing a gross profit margin of approximately 57%, compared to a gross profit of approximately $0.81 million representing a gross profit margin of approximately 42% for the year ended June 30, 2020. The increase in gross profit margin was primarily due to an increase in services and Software License revenue, improved project management and higher utilization of internal staff. Our cash-based gross profit margin, excluding stock option based cost of revenue expenses, was approximately 74% for the year ended June 30, 2021 compared to approximately 53% for the year ended June 30, 2020.

For the year ended June 30, 2021 and 2020, internal staffing was approximately $1.35 million (92% of total Cost of Revenue) and approximately $1.02 million (89% of total Cost of Revenue), respectively. As we expand our internal headcount of engineers, software developers and 3D artists we have had less of a need for more expensive external staffing – a benefit of increased scale in the business.

Operating Expenses

Operating expenses for the year ended June 30, 2021 were approximately $6.67 million compared to $5.73 million for the year ended June 30, 2020, an increase of approximately 16%, primarily due to increases in research and development and general and administrative expenses, partially offset by a decrease in sales and marketing expense.

Sales and Marketing

Sales and marketing expenses for the year ended June 30, 2021 were approximately $1.27 million compared to $1.46 million for the year ended June 30, 2020, a decrease of approximately 13%. The decrease was primarily due to reduced commission expenses and internal reallocations between operating functions. As our subsidiary companies continue to establish initial market traction and grow their revenue base, we expect to increase our business development and sales expenses.

For the year ended June 30, 2021, non-cash stock option and common stock expenses relating to sales and marketing included approximately $0.57 million of employee, vendor and fee compensation expenses, comprising approximately 45% of total sales and marketing expenses. For the year ended June 30, 2020, non-cash stock option and common stock expenses relating to sales and marketing included approximately $0.35 million of employee, vendor and fee compensation expenses, comprising approximately 24% of total sales and marketing expenses. This non-cash period-to-period increase was primarily due to the hiring of temporary staff, which were compensated with stock options only.

Research and Development

Research and development expenses for the year ended June 30, 2021 were approximately $3.18 million compared to $2.43 million for the year ended June 30, 2020, an increase of approximately 31%. Going forward, we expect research and development costs to continue to increase as we continue to develop and commercialize our software products.

For the year ended June 30, 2021, non-cash stock option expenses relating to research and development included approximately $1.38 million of employee compensation expenses, comprising approximately 43% of total research and development expenses. For the year ended June 30, 2020, non-cash stock option expenses relating to research and development included approximately $1.27 million of employee compensation expenses, comprising approximately 52% of total research and development expenses. Over time, we expect non-cash stock options and common stock research and development expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash in compensation.

General and Administrative

General and administrative expenses for the year ended June 30, 2021 were approximately $2.22 million compared to $1.84 million for the year ended June 30, 2020, an increase of approximately 21%. Increases in cash compensation, headcount and executive bonuses were offset by decreases in non-cash stock and option compensation and goodwill impairment.

For the year ended June 30, 2021, non-cash stock option and common stock expenses relating to general and administrative included approximately $0.70 million of employee, board of directors and other compensation expenses, comprising approximately 31.5% of total general and administrative expenses. For the year ended June 30, 2020, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.92 million of employee, board of directors and other compensation expenses, comprising approximately 50.0% of total general and administrative expenses. Over time, we expect non-cash stock options and common stock general and administrative expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash in compensation.

Other Income (Expenses)

Other income (expenses), net for the year ended June 30, 2021 consisted of other net expenses of approximately $1.38 million compared to other net expenses of approximately $0.07 million for the year ended June 30, 2020, an increase of greater than 1,000%. The increase was primarily due to non-cash expenses of approximately $1.25 million of accrued expenses relating to past acquisitions, triggered by the Company’s July 1, 2021 IPO, $0.52 million in non- cash expenses due to conversions of unsecured convertible promissory notes, and $0.18 million non-cash interest expense on the Company’s unsecured convertible promissory notes. These expenses were offset by non-cash income of approximately $0.55 million related to the full forgiveness of the Company’s Paycheck Protection Program (PPP1) loan.

Net loss

For the year ended June 30, 2021, we incurred a net loss from operations of approximately $4.71 million compared to a net loss of approximately $4.92 million for the year ended June 30, 2020, an improvement of approximately 4% year-over-year, primarily driven by increases in revenues and profit margins which outpaced an increase in operating expenses.

For the year ended June 30, 2021, we incurred a net loss of approximately $6.09 million compared to a net loss of approximately $4.99 million for the year ended June 30, 2020, a decline of approximately 22% year-over-year, primarily driven by an increase in other expenses which were primarily one time in nature.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles, or GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Our management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods. Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparisons. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

The Company defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measures calculated in accordance with GAAP. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding GAAP measures provided by each company under applicable SEC rules.

The following table presents a reconciliation of net loss to Adjusted EBITDA for the years ended June 30, 2021 and 2020:

	For the Year Ended
	June 30,
	2021	2020
	(in millions)
Net loss	$(6.09)	$(4.99)
Interest expense, net	0.17	0.07
Depreciation and amortization	0.03	0.02
EBITDA (loss)	(5.89)	(4.90)
Forgiveness of PPP1 Loan and other	(0.56)	-
Stock based compensation expenses	3.08	2.66
Stock based financing related expenses	0.52	-
Stock based acquisition related expenses	1.35	0.12
Goodwill impairment	-	0.14
Adjusted EBITDA (loss)	$(1.50)	$(1.98)

Fiscal Year 2021 Adjusted EBITDA loss improved by $0.48 million, or 24%, compared to that of Fiscal Year 2020.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons.

Liquidity and Capital Resources

	For the Year Ended
	June 30,		Change
	2021	2020	$	%
	(in millions)
Net cash used in operating activities	$(1.21)	$(2.02)	$0.81	40%
Net cash used in investing activities	(0.03)	(0.03)	-	0%
Net cash provided by financing activities	1.97	1.89	0.08	4%
Net increase (decrease) in cash and cash equivalents	0.73	(0.16)	0.89	556%
Cash and cash equivalents, beginning of year	1.04	1.20	(0.16)	-13%
Cash and cash equivalents, end of period	$1.77	$1.04	$0.73	70%

Operating activities

Net cash used in operating activities for the year ended June 30, 2021 was approximately $1.21 million, compared to approximately $2.02 million for the year ended June 30, 2020, an improvement of approximately 40% driven by increased revenues and cash gross margins, along with increases in non-cash compensation expenses in lieu of cash payments. We expect net cash from operating activities to be negative in the coming periods, however it should continue to improve as our revenue increases and economies of scale improve.

Investing activities

Net cash used in investing activities for the year ended June 30, 2021 was approximately $28,000 compared to approximately $32,600 for the year ended June 30, 2020. In both periods our investing activities were primarily comprised of purchases of computer equipment.

Financing activities

Net cash provided by financing activities for the year ended June 30, 2021 was approximately $1.97 million, comprised of: issuance of $1.475 million of unsecured Convertible Promissory Notes 2 (the “March 2021 Notes”) as detailed below, a $0.624 million Paycheck Protection Program (“PPP2”) loan and approximately $0.346 million from the issuance of common stock to investors at $4.50 per share. These were partially offset by approximately $0.47 million in financing costs related to the IPO.

Net cash provided by financing activities for the year ended June 30, 2020 was approximately $1.89 million, primarily comprised of the issuance of approximately $1.33 million of unsecured Convertible Promissory Notes 1 (the “December 2019” Notes) and a $0.55 million Paycheck Protection Program (“PPP1”) loan.

In December 2020 and January 2021, approximately $1.22 million of the December 2019 Notes, representing approximately 92% of the aggregate principal value of the December 2019 Notes, converted into shares of the Company’s common stock at a conversion price of $4.00 per /share. In addition, the December 2019 Notes holders received third year interest (10%) as additional consideration, totaling approximately $0.12 million which was paid in the Company’s common stock or approximately 30,000 shares. In the aggregate, a non-cash loss of approximately $0.52 million was recognized in January 2021 upon the conversion. The remaining holders of the December 2019 Notes, representing $0.11 million of principal value, amended the December 2019 Notes to add an automatic conversion provision upon an IPO of the Company, at a fixed price of $4.25 per share.

In February 2021, our PPP1 loan was fully forgiven by the Small Business Administration (“SBA”) and we have no further obligations relating to it.

In February 2021, the Company received a PPP2 loan in the amount of approximately $0.624 million. As with our PPP1 loan, the proceeds of the PPP2 loan will be utilized primarily for payroll expenses and we expect full forgiveness of the PPP2 loan in calendar year 2021 or early 2022.

On March 5, 2021, the Company raised $1.475 million by the issuance of the March 2021 Notes, which convert at a fixed price of $5.00 per share at the option of the holders, with an automatic conversion upon the IPO. The March 2021 Notes paid an interest rate of 10% per annum in common stock of the Company, at a fixed price of $5.00/share. Interest on the March 2021 Notes for the first year was issued in advance upon closing.

On July 1, 2021, as a result of the IPO, both the March 2021 Notes and the residual, non-converted, December 2019 Notes fully converted into approximately 0.324 million common shares. Other than the PPP2 loan which is expected to be fully forgiven, the Company has no outstanding debt, convertible notes or preferred equity.

As a result of the IPO, the Company’s cash position was approximately $13.5 million and contracted revenue backlog to be collected over the short term exceeded $1.5 million. As such, the Company believes that it is sufficiently funded to meet its operational plan and future obligations beyond the 12-month period.

Given the above, doubt about the Company’s ability to continue as a going concern was alleviated and the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

While Management believes it will be able to continue to grow the Company’s revenue base, there is no assurance. In parallel, Management continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance the Company’s research and development activities, general and administrative expenses and growth strategy. These alternatives include raising funds through public equity or debt markets. Although there is no assurance that, if needed, the Company will be successful with its fundraising initiatives, the Company has been successful historically in raising equity capital and Management believes that its Nasdaq listing significantly increases its ability to access capital going forward.

Estimated Cash Requirements over the Next Twelve Months

We continue to strive to approach operational cash break-even from our existing operations. Our estimated cash operating expense requirements over the next 12 months for our existing operations is approximately $6.0 million. However, this amount does not take into account any incoming revenue collections or potential proceeds from investment capital, either of which may match or exceed this amount. In addition, our current cash balance significantly exceeds our operational cash requirements over the next 12 months. Lastly, over 80% of our costs are variable (headcount related) and, if needed, we have a high degree of flexibility to reduce costs as needed.

An element in our future growth strategy are potential acquisitions. Historically, the purchase price of our acquisitions was entirely equity based. Going forward, while equity is expected to continue to be a primary source of payment in any acquisition we may make, we may also utilize some portion of cash in an acquisition.

Emerging Growth Company Status

We are an “emerging growth company”, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company we can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to avail ourselves of these options. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company.

We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If, as a result of our decision to reduce future disclosure, investors find our common stock less attractive, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1  and is hereby incorporated by reference.

ITEM 9. CHANGES IN ACCOUNTANTS

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, we are required to apply judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework set forth in the report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on our evaluation under the 2013 framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2021, there was no change in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information for our executive officers and directors, their ages and position(s) with the Company.

Name	Age	Position
Executive Officers
Lyron Bentovim	52	President, Chief Executive Officer and Chairman of the Board
Maydan Rothblum	48	Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer, and Director
D.J. Smith	45	Chief Creative Officer and Director
Non-Executive Directors
Sharon Rowlands	62	Independent Director and Chair of Compensation Committee
Jeff Enslin	54	Independent Director and Chair of Audit Committee
Lemuel Amen	55	Independent Director
Alexander Ruckdaeschel	49	Independent Director

Directors are elected and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected and serve at the discretion of the Board of Directors.

Executive Officers

Lyron Bentovim has been President and Chief Executive Officer since he co-founded the Company in 2016. From July 2014 to August 2015, Mr. Bentovim was Chief Operating Officer and Chief Financial Officer of Top Image Systems, a Nasdaq-listed company. From March 2013 to July 2014, Mr. Bentovim served as Chief Operating Officer and Chief Financial Officer of NIT Health and Chief Operating Officer and Chief Financial Officer and Managing Director at Cabrillo Advisors. From August 2009 until July 2012, Mr. Bentovim served as the Chief Operating Officer and Chief Financial Officer of Sunrise Telecom, Inc. a Nasdaq-listed company. Prior to Sunrise Telecom, Inc., from January 2002 to July 2009, Mr. Bentovim was a Portfolio Manager for Skiritai Capital LLC, an investment advisor. Prior to Skiritai Capital LLC, Mr. Bentovim served as the President, Chief Operating Officer and co-founder of WebBrix, Inc. Mr. Bentovim serves on the board of directors of Manhattan Bridge Capital, a Nasdaq-listed company, and has served on the board of directors of the following publicly traded companies: Blue Sphere, RTW Inc., Ault, Inc., Top Image Systems Ltd., Three-Five Systems Inc., Sunrise Telecom Inc., and Argonaut Technologies Inc. Additionally, Mr. Bentovim was a Senior Engagement Manager with strategy consultancies USWeb/CKS, Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has an MBA from Yale School of Management and a law degree from the Hebrew University, Israel.

Maydan Rothblum has been Chief Operating Officer and Chief Financial Officer since he co-founded the Company in 2016 and a member of our board of directors since July 2021. From 2004 to 2016, Mr. Rothblum served as the co-founder, Managing Director and Chief Operating Officer of Sigma Capital Partners, a middle-market private equity firm focused on making negotiated investments directly onto the balance sheets of, primarily, small-to-mid sized publicly traded technology companies. In addition to his role as principal investor, Mr. Rothblum oversaw the fund’s portfolio, managed the fund’s day-to-day operations and financial reporting. Prior to working at Sigma Capital Partners, Mr. Rothblum held positions at Apax Partners, a global private equity fund, and Booz, Allen & Hamilton, a global strategic consultancy. Additionally, Mr. Rothblum served as an Engineer for the Israel Defense Forces. Mr. Rothblum holds an MBA from Columbia Business School and a BS in Industrial Engineering and Management from the Technion - Israel Institute of Technology.

D.J. Smith has been the Chief Creative Officer since he co-founded the company in 2016. Since June 2016, Mr. Smith has served as the co-founder and Organizer of NYVR Meetup. Prior to co-founding the Company, Mr. Smith served as the Senior Project Manager at Avison Young, where he managed construction and real estate development projects. From April 2016 to August 2020, Mr. Smith was the Founder of VRTech Consulting LLC, which provided consulting for real estate development projects and virtual reality. Mr. Smith holds a B.S. in Civil Engineering from Pennsylvania State University.

Sharon Rowlands has served as a member of our board of directors since October 2017. She has also served as Chair of the Company’s Compensation Committee since October 2018. She has been the Chief Executive Officer and President of Newfold Digital (previously Web.com) since 2019. She has served on the board of directors of Everbridge, Inc., a Nasdaq-listed company, since 2019. Additionally, she has served on the board of directors of Pegasystems Inc., a Nasdaq-listed company, since April 2016. She served as President of USA Today Network Marketing Solutions at Gannett Co., a Nasdaq-listed company, from October 2017 to January 2019. Previously, Ms. Rowlands served as the Chief Executive Officer and member of the Board of Directors of ReachLocal, Inc., a Nasdaq-listed company, from April 2014 to January 2019. From November 2011 to December 2013, she was the Chief Executive Officer and member of the Board of Directors of Altegrity, Inc. From October 2008 to November 2011, Ms. Rowlands was the Chief Executive Officer of Penton Media, Inc. From 1997 to 2008, Ms. Rowlands held a variety of roles including Chief Executive Officer from 2005 to 2008, at Thomson Financial Inc. Ms. Rowlands received her post graduate certificate in education from the University of London and her Bachelor of Arts in History from the University of Newcastle.

Jeff Enslin has served as a member our board of directors since July 2018. He has also served as Chair of the Company’s Audit Committee since October 2018. From 1995 to 2018, Mr. Enslin was a senior partner and senior portfolio manager at Caxton Associates LP, a macro-focused hedge fund. Mr. Enslin is the founder and managing member of Perimetre Capital LLC since 2018, where he actively manages a wide portfolio of early stage technology investments. Mr. Enslin has served on the Investment Committees at Lehigh University (2010 to 2019) and the Peddie School (2010 to present, Advisory Trustee). Mr. Enslin is an active mentor at both Creative Destruction Labs and Endless Frontier Labs. Mr. Enslin received his MBA in finance and international business from New York University’s Stern School of Business and his B.S. in Finance from Lehigh University.

Lemuel Amen has served as a member of our board of directors since May 2021. He is the Founder and Chairman of Altius Manufacturing Group, LLC, an equity growth management firm, and has held senior executive positions and led global business units for Electronic Data Systems (EDS) and 3M. Mr. Amen has served on the board of directors for a privately held technology firm, AbeTech Inc., since 2009, and on the board of advisors of a privately held industrial firm, Diversified Chemical Technology, Inc., since 2018. Additionally, Mr. Amen is an experienced board governance professional serving high-growth technology, industrial services, and application software firms. Prior board governance service positions include: Chairman of the board of directors for Viking Engineering and Development Inc. (2011 to 2017); board director and operating committee member for Bauer Welding & Metal Fabricators, Inc. (2013 to 2016); and board President and lead director for HighJump Software, Inc. (2005 to 2008). Mr. Amen served as Chairman for the Federal Reserve Bank of Minneapolis, Ninth District Advisory Council from 2012 to 2015. Additional governance and board director service post includes: University of Michigan – Dearborn, College of Business, Board of Advisors (2019 to present); State of Minnesota Governor’s Workforce Development Council (2016 to 2019); Ordway Center for the Performing Arts (2015 to 2018); Junior Achievement Worldwide Inc., Global Board of Directors (2003 to 2008); and Northwestern University, McCormick School of Engineering & Computer Science, Industrial Advisory Board (2000 to 2006). Mr. Amen earned his M.S. in Civil and Environmental Engineering from Northwestern University, and his B.S. in Mechanical Engineering at California State University-Northridge.

Alexander Ruckdaeschel has served as a member of our board of directors since July 2021. Mr. Ruckdaeschel has worked in the financial industry for over 20 years in the U.S. and Europe as a co-founder, partner and senior executive. Since 2012 and until recently, he served on the board of directors of Vuzix, a Nasdaq listed company and a leading supplier of smart glasses and AR technology products and services and was the Chairman of Vuzix’s compensation committee. Mr. Ruckdaeschel co-founded Herakles Capital Management and AMK Capital Advisors in 2008. He was also a partner with Alpha Plus Advisors and Nanostart AG, where he was the head of their U.S. group. Mr. Ruckdaeschel has significant experience in startup operations as the manager of DAC Nanotech-Fund and Biotech-Fund, and sits on several boards. Following service in the German military, Mr. Ruckdaeschel was a research assistant at Dunmore Management focusing on intrinsic value and identifying firms that were undervalued and had global scale potential.

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Jeff Enslin, Lemuel Amen and Sharon Rowlands. The chair of our audit committee is Jeff Enslin. Our board of directors has determined that Jeff Enslin is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment. The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under Nasdaq and SEC rules.

The primary purpose of our audit committee is to provide assistance to the board of directors in fulfilling its oversight responsibility to the shareholders and others relating to (1) the integrity of the Company’s financial statements, (2) the effectiveness of the Company’s internal control over financial reporting, (3) the Company’s compliance with legal and regulatory requirements, and (4) the independent auditor’s qualifications and independence. Specific responsibilities of our audit committee include:

●	Reviewing and reassessing the charter at least annually and obtaining the approval of the board of directors;

●	Reviewing and discussing quarterly and annual audited financial statements;

●	Discussing the Company’s policies on risk assessment and risk management;

●	Discussing with the independent auditor the overall scope and plans for their audit, including the adequacy of staffing and budget or compensation; and

●	Reviewing and approving related party transactions;

Our Audit Committee previously operated under a written charter, adopted by our board of directors on November 21, 2018. On April 14, 2021, the Board approved the adoption of our Amended and Restated Audit Committee Charter. Our Audit Committee now operates under the Amended and Restated Audit Committee Charter. Our Audit Committee will review and reassess the adequacy of the written charter on an annual basis.

Compensation Committee

Our compensation committee consists of Sharon Rowlands, Lemuel Amen and Jeff Enslin. The chair of our compensation committee is Sharon Rowlands. The Board has affirmatively determined that each member of the Compensation Committee meets the additional independence criteria applicable to compensation committee members under Nasdaq and SEC rules.

The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors with respect to all forms of compensation for the Company’s executive officers and to administer the Company’s equity incentive plan for employees. Specific responsibilities of our compensation committee include:

●	Reviewing and overseeing the Company’s overall compensation philosophy, and overseeing the development and implementation of compensation programs aligned with the Company’s business strategy;

●	Determining the form and amount of compensation to be paid or awarded to the Chief Executive Officer (“CEO”) and all other executive officers of the Company;

●	Annually reviewing and approving all matters related to CEO compensation;

●	Reviewing, adopting, amending, and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections, and any other compensatory arrangements for our executive officers and other senior management; and

●	Reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy.

Our Compensation Committee previously operated under a written charter, adopted by our board of directors on November 21, 2018. On April 14, 2021, the Board approved the adoption of our Amended and Restated Compensation Committee Charter. Our Compensation Committee now operates under the Amended and Restated Compensation Committee Charter. Our Compensation Committee will review and reassess the adequacy of the written charter on an annual basis.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Jeff Enslin, Lemuel Amen and Sharon Rowlands. Jeff Enslin will serve as the chairperson of the committee. The Nominating and Corporate Governance Committee’s responsibilities include:

●	identifying individuals qualified to become board members;

●	recommending to our board of directors the persons to be nominated for election or appointed as directors and to each board committee;

●	reviewing and recommending to our board of directors corporate governance principles, procedures and practices, and reviewing and recommending to our board of directors proposed changes to our corporate governance principles, procedures and practices from time to time; and

●	reviewing and making recommendations to our board of directors with respect to the composition, size and needs of our board of directors.

Our Nominating and Corporate Governance Committee operates under a written charter, adopted by our board of directors on April 14, 2021, Our Nominating and Corporate Governance Committee will review and reassess the adequacy of the written charter on an annual basis.

Code of Ethics

On April 14, 2021, our board of directors adopted our Code of Ethics and Business Conduct. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, (i) no director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years; (ii) no director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years; (iii) no director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities during the past ten years; and (iv) no director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, in the past we determined that it was in the best interests of the Company and its shareholders to combine these roles.

Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. Our Board of Directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy and ensures that risks undertaken by us are consistent with the Board’s appetite for risk. While the Board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure and role in risk oversight is effective.

Director Compensation

Because we are still in the development stage, our directors do not receive any cash compensation other than reimbursement for expenses incurred during the performance of their duties or their separate duties as officers of the Company.

The following table sets forth information concerning equity-based compensation for the fiscal year ending June 30, 2021 of our directors serving at such time who are not also named executive officers.

Name	Fiscal Year	Fees Earned ($)	Option Options (1)	Stock Awards ($)	All Other Compensation ($)	Total

Sharon Rowlands	2021	-	$86,093	-	-	$86,093

Jeffrey Enslin	2021	-	$86,093	-	-	$86,093

Lemuel Amen	2021	-	$55,021	-	-	$55,021

(1)	The amounts disclosed represent the aggregate grant date fair value of stock options granted to our named directors during Fiscal Year 2021 under the 2016 The Glimpse Group Incentive Plan. The assumptions used to compute the fair value are disclosed in Note 6 to our audited financial statements for Fiscal Year 2021. Such grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not reflect the actual economic value that will be realized by the named director upon the vesting of the stock options, the exercise of the stock options, or the sale of common stock acquired under such stock options.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Director Independence

The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the Listing Rules (the “Nasdaq Listing Rules”) of the Nasdaq Stock Market LLC (“Nasdaq”). Pursuant to these rules, a majority of our Board must be “independent directors” within the meaning of the Nasdaq Listing Rules, and all directors who sit on our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee must also be independent directors.

The Nasdaq definition of “independence” includes a series of objective tests, such as the director or director nominee is not, and was not during the last three years, an employee of Glimpse or our Subsidiaries and has not received certain payments from, or engaged in various types of business dealings with us. In addition, as further required by the Nasdaq Listing Rules, the Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of the Board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director. In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to the Company and its management.

As a result, the Board has affirmatively determined that each of Sharon Rowlands, Lemuel Amen, Jeff Enslin and Alexander Ruckdaeschel, are independent in accordance with the Nasdaq listing rules. The Board has also affirmatively determined that all members of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee are independent directors.

No family relationships exist between any of our officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned in respect of our Co-Chairman, Chief Executive Officers and our Chief Financial Officer for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following is a summary of the compensation we paid for each of the last three years ended June 30, 2021, 2020 and 2019, respectively, to our Executive Officers.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards ($)	Option Award	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Lyron Bentovim	2021	$119,061	$225,000	-	$116,202	-	-	-	$460,263
President & CEO	2020	$113,000	-	-	$151,857	-	-	-	$264,857
	2019	$120,000	-	-	$109,633	-	-	-	$229,633

Maydan	2021	$116,500	$175,000	-	$90,355	-	-	-	$381,855
Rothblum	2020	$113,000	-	-	$118,773	-	-	-	$231,773
CFO & COO	2019	$120,000	-	-	$84,340	-	-	-	$204,340

David J Smith	2021	$94,000	-	-	$95,217	-	-	-	$189,217
CCO	2020	$92,000	-	-	$79,834	-	-	-	$171,834
	2019	$96,000	-	-	$67,464	-	-	-	$163,464

Lyron Bentovim

On May 13, 2021, we entered into an executive employment agreement with Mr. Lyron Bentovim. Mr. Bentovim is one of our co-founders and has been the Company’s President and Chief Executive Officer since its inception. Pursuant to Mr. Bentovim’s employment agreement, he will continue to serve as our President and Chief Executive Officer. Mr. Bentovim’s employment agreement shall continue until terminated by either the Company or Mr. Bentovim. Pursuant to Mr. Bentovim’s employment agreement, he will receive an annual base salary of $250,000, of which $120,000 shall be paid in cash and $130,000 shall be paid in stock options. As a result of the Company’s listing on a national exchange, the going forward base salary shall be paid in cash only. In addition, Mr. Bentovim will be eligible to receive performance bonuses as determined by the Compensation Committee. Mr. Bentovim’s executive employment agreement entitles him to participate in the Company’s benefit plans, at our expense, and a severance payment in the amount of 12 months of his base salary in the event of his termination by us without cause or his resignation for good reason, as such terms are defined in the executive employment agreement. The agreement contains customary provisions relating to intellectual property assignment, confidentiality and non-compete.

Maydan Rothblum

On May 13, 2021, we entered into an executive employment agreement with Mr. Maydan Rothblum. Mr. Rothblum is one of our co-founders and has been the Company’s Chief Financial Officer and Chief Operating Officer since its inception. Pursuant to Mr. Rothblum’s employment agreement, he will continue to serve as our Chief Financial Officer and Chief Operating Officer. Mr. Rothblum’s employment agreement shall continue until terminated by either the Company or Mr. Rothblum. Pursuant to Mr. Rothblum’s employment agreement, he will receive an annual base salary of $220,000, of which $120,000 shall be paid in cash and $100,000 shall be paid in stock options. As a result of the Company’s listing on a national exchange, the going forward base salary shall be paid in cash only. In addition, Mr. Rothblum will be eligible to receive performance bonuses as determined by the Compensation Committee. Mr. Rothblum’s executive employment agreement entitles him to participate in the Company’s benefit plans, at our expense, and a severance payment in the amount of 12 months of his base salary in the first year of the employment agreement, 9 months in the second year of the employment agreement and 6 months in the third year of the employment agreement and thereafter, all in the event of his termination by us without cause or his resignation for good reason, as such terms are defined in the executive employment agreement. The agreement contains customary provisions relating to intellectual property assignment, confidentiality and non-compete.

David J. Smith

On May 13, 2021, we entered into an executive employment agreement with Mr. David J. Smith. Mr. Smith is one of our co-founders and has been the Company’s Chief Creative Officer since its inception. Pursuant to Mr. Smith’s employment agreement, he will continue to serve as our Chief Creative Officer. Mr. Smith’s employment agreement shall continue until terminated by either the Company or Mr. Smith. Pursuant to Mr. Smith’s employment agreement, he will receive an annual base salary of $200,000, of which $96,000 shall be paid in cash and $104,000 shall be paid in Company stock options. As a result of the Company’s listing on a national exchange, the going forward base salary shall be paid in cash only. In addition, Mr. Smith will be eligible to receive performance bonuses as determined by the Compensation Committee. Mr. Smith’s executive employment agreement entitles him to participate in the Company’s benefit plans, at our expense, and a severance payment in the amount of 12 months of his base salary in the first year of the employment agreement, 9 months in the second year of the employment agreement and 6 months in the third year of the employment agreement and thereafter, all in the event of his termination by us without cause or his resignation for good reason, as such terms are defined in the executive employment agreement. The agreement contains customary provisions relating to intellectual property assignment, confidentiality and non-compete.

Equity Incentive Plan

In October 2016, our majority shareholders approved our Equity Incentive Plan, as amended (the “Plan”), to be administered by our compensation committee. Pursuant to the Plan, we are authorized to grant options and other equity awards to employees of the Company or any subsidiary, non-employee directors or key consultants to the Company, or a subsidiary, and any person who has been offered employment by the Company or a subsidiary, provided that such prospective employee may not receive any payment or exercise any right relating to an Award until such person has commenced employment with the Company or a subsidiary (together, the “Eligible Persons”) The purchase price of each share of common stock purchasable under an award issued pursuant to the Plan, shall be determined by our compensation committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our compensation committee shall also have sole authority to set the terms of all awards at the time of grant.

Pursuant to the Plan, a maximum of 10,000,000 shares of our common stock shall be set aside and reserved for issuance. In addition, subject to adjustment as provided in the Plan, the share reserve will automatically increase on January 1 of each calendar year, for the period beginning on January 1, 2022 and ending on (and including) January 1, 2030 (each, an “Evergreen Date”) in an amount equal to five percent (5%) of the total number of shares of the Company’s common stock outstanding on December 31st immediately preceding the applicable Evergreen Date (the “Evergreen Increase”). Notwithstanding the foregoing, the Board may act prior to the Evergreen Date of a given year to provide that there will be no Evergreen Increase for such year, or that the Evergreen Increase for such year will be a lesser number of shares of the Company’s common stock than would otherwise occur pursuant to the preceding sentence. Any shares of Stock delivered under the Plan shall consist of authorized and unissued shares or treasury shares.

Under the Plan, an Eligible Person may be granted options, stock appreciation rights, restricted stock, phantom stock, sale phantom stock, stock granted as a bonus, a performance award, other stock-based awards or an annual incentive award, together with any related right or interest.

The term of each award under the Plan shall be for such period as may be determined by the compensation committee, subject to the express limitations set forth in the Plan.

Unless earlier terminated by action of the Board of Directors, the Plan will remain in effect until such time as no shares of common stock remains available for delivery under the Plan and the Company has no further rights or obligations under the Plan with respect to outstanding awards under the Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of June 30, 2021, for our named executive officers.

Outstanding Equity Awards
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Lyron Bentovim	32,508	-	$4.00	9/1/2028	-	-
	10,836	-	$4.00	9/1/2029	-	-
	28,896	-	$4.50	1/1/2030	-	-
	2,333	-	$4.50	5/1/2030	-	-
	1,167	-	$4.50	7/1/2030	-	-
	14,448	14,448	$4.50	1/1/2031	-	-

Maydan Rothblum	250,000	-	$2.50	6/20/2027	-	-
	25,008	-	$4.00	9/1/2028	-	-
	8,336	-	$4.00	9/1/2029	-	-
	22,224	-	$4.50	1/1/2030	-	-
	2,333	-	$4.50	5/1/2030	-	-
	1,167	-	$4.50	7/1/2030	-	-
	11,112	11,112	$4.50	1/1/2031	-	-

D.J. Smith	20,004	-	$4.00	9/1/2028	-	-
	6,668	-	$4.00	9/1/2029	-	-
	14,232	-	$4.50	1/1/2030	-	-
	1,333	-	$4.50	5/1/2030	-	-
	667	-	$4.50	7/1/2030	-	-
	889	-	$4.50	11/20/2030	-	-
	11,556	11,556	$4.50	1/1/2031	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of September 24, 2021 by:

●	each director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned

Directors and Officers:

Lyron L. Bentovim
President, Chief Executive Officer and Chairman of the Board	1,119,008(1)	10.78%

Maydan Rothblum
Chief Operating Officer, Chief Financial
Officer, Secretary and Treasurer	793,708(2)	7.48%

D.J. Smith
Chief Creative Officer and Director	1,057,647(3)	10.22%

Sharon Rowlands
Director and Chair of Compensation Committee	196,917(4)	1.89%

Jeff Enslin
Director and Chair of Audit Committee	425,938(5)	4.01%

Lemuel Amen
Director	10,764(6)	0.10%

Alexander Ruckdaeschel
Director	3,882(7)	0.04%

All officers and directors (7 persons)	3,607,864	32.16%

Beneficial owners of more than 5%:

VRTech Consulting LLC(8)	1,002,298	9.74%

Darklight Partners LLC(9)	1,001,945	9.74%

Braden Ferrari(10)	691,331	6.72%

Kissa Capital LLC(11)	898,038	8.73%

(1)	Includes: 1,028,820 shares of common stock, of which 1,001,945 shares are owned by Darklight Partners LLC (an entity owned and managed by Mr. Bentovim) and fully vested options to purchase 90,188 shares of common stock.

(2)	Includes: 473,528 shares of common stock and fully vested options to purchase 320,180 shares of common stock. An additional 3,528 shares of common stock are held by Mr. Rothblum’s mother.

(3)	Includes: 1,002,298 shares of common stock owned by VRTech Consulting LLC (an entity owned and managed by Mr. Smith) and fully vested options to purchase 55,349 shares of common stock.

(4)	Includes: 83,163 shares of common stock, 110,050 fully vested options and 3,704 options that vest within 60 days (does not include 3,704 options that do not vest within 60 days).

(5)	Includes: 91,774 shares owned by Perimetre Capital, LLC (an entity owned and managed by Mr. Enslin), 330,460 fully vested option and 3,704 option that vest within 60 days (does not include 3,704 options that do not vest within 60 days).

(6)	Represents 7,176 fully vested options and 3,588 options that vest within 60 days (does not include 3,588 options that do not vest within 60 days).

(7)	Represents 1,878 fully vested options and 2,004 options that vest within 60 days (does not include 2,004 options that do not vest within 60 days).

(8)	VRTech Consulting LLC is an entity owned and managed by Mr. Smith, our Chief Creative Officer and Director.

(9)	Darklight Partners LLC is an entity owned and managed by Mr. Bentovim, our President, Chief Executive Officer and Chairman.

(10)	Includes: 686,039 shares of common stock owned by Gilded Conquest LLC (an entity owned and managed by Braden Ferrari and having an address of 199 Lincoln Ave, Portsmouth, NH 03801). Mr. Ferrari is a Managing Director of EF Hutton, a division of Benchmark Investments, Inc., formerly known as Kingswood Capital Markets, a division of Benchmark Investments, LLC.

(11)	Kissa Capital LLC is an entity managed by Ariel Imas and having an address of 1775 York Avenue, New York, NY 10128. Mr. Imas is a Managing Director of EF Hutton, a division of Benchmark Investments, LLC, formerly known as Kingswood Capital Markets, a division of Benchmark Investments, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None

Director Independence

The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the Listing Rules (the “Nasdaq Listing Rules”) of the Nasdaq Stock Market LLC (“Nasdaq”). Pursuant to these rules, a majority of our Board must be “independent directors” within the meaning of the Nasdaq Listing Rules, and all directors who sit on our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee must also be independent directors.

The Nasdaq definition of “independence” includes a series of objective tests, such as the director or director nominee is not, and was not during the last three years, an employee of Glimpse or our Subsidiaries and has not received certain payments from, or engaged in various types of business dealings with us. In addition, as further required by the Nasdaq Listing Rules, the Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of the Board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director. In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to the Company and its management.

As a result, the Board has affirmatively determined that each of Sharon Rowlands, Lemuel Amen, Alexander Ruckdaeschel and Jeff Enslin, are independent in accordance with the Nasdaq listing rules. The Board has also affirmatively determined that all members of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee are independent directors.

No family relationships exist between any of our officers or directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed or expected to be billed to us for professional services rendered with respect to the fiscal years ended June 30, 2021 and 2020:

	For the Year Ended
	June 30,
	2021	2020
Audit Fees	$68,000	$53,000

Audit fees include fees for professional services rendered for the review of our financial statements for the six and nine months ended December 31, 2020 and 2019 and March 31, 2021 and 2020, respectively.

All Other Fees

None

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Board of Directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the Board of Directors of all services, audit and non-audit, to be provided to our Company by our independent auditors. Under the policy, the Board of Directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the Board of Directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the SEC’s rules on auditor independence.

The Board of Directors has considered the nature and amount of the fees billed by Hoberman & Lesser CPA’s LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Hoberman & Lesser CPA’s LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.1	Amended and Restated 2016 Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.2	Limited Liability Company Agreement of Number 9, LLC entered into by the Company, effective as of February 13, 2018, incorporated by reference to Exhibit 10.2 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.3	Assignment of Technology, Patent, & Intellectual Property Agreement dated as of May 1, 2019, between the Company, Adept Reality, LLC and Aquinas Learning, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.4	Limited Liability Company Agreement of Adept Reality, LLC (f.k.a. Glimpse Group Consulting, LLC) entered into by the Company, effective as of May 3, 2017, incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.5	Limited Liability Company Agreement of D6 VR, LLC (f.k.a. Dataview VR, LLC) (f.k.a. Marketview VR, LLC) entered into by the Company, effective as of August 8, 2017, incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.6	Economics Interests Agreement dated as of March 30, 2017 by and between the Company, D6 VR, LLC (f.k.a Dataview VR, LLC) (f.k.a. Marketview VR, LLC), and Andy Maggio, incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.7	Economics Interests Agreement dated as of March 30, 2017 by and between the Company, D6 VR, LLC (f.k.a Dataview VR, LLC) (f.k.a. Marketview VR, LLC), and Brennan McTernan, incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.8	Master Acquisition Agreement, dated as of April 1, 2018, among the Company, Early Adopter LLC, Early Adopter and Jay Van Buren, Lynn Van Buren, Marjorie Van Buren, Valerie Eakes-Kann, Joe Unander, and Christopher Gaughan, incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021

10.9	Bill of Sale entered into on April 1, 2018 by and between Early Adopter, and Jay Van Buren, Lynn Van Buren, Marjorie Van Buren, Valerie Eakes-Kann, Joe Unander, and Christopher Gaughan and Early Adopter, LLC, incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.10	Limited Liability Company Agreement of Early Adopter, LLC entered into by the Company, effective as of April 1, 2018, incorporated by reference to Exhibit 10.10 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.11	Master Acquisition Agreement dated as of October 31, 2016, by and between the Company, Crafty Games, LLC and Foretell Studios, LLC (f.k.a. Dire Studios, LLC) , incorporated by reference to Exhibit 10.11 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.12	Bill of Sale entered into on October 31, 2016 by and between Crafty Games, LLC and Foretell Studios, LLC (f.k.a. Dire Studios, LLC) , incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.13	Right of First Refusal Agreement dated as of December 30, 2019 by and between The Company and Membit Inc., incorporated by reference to Exhibit 10.13 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.14	Limited Liability Company Agreement of Immersive Health Group, LLC entered into by the Company, effective as of October 13, 2017, incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.15	Limited Liability Company Agreement of KabaQ 3D Technologies, LLC entered into by the Company, effective as of May 30, 2017, incorporated by reference to Exhibit 10.15 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.16	Master Acquisition Agreement dated as of November 8, 2016, among the Company, KabaQ 3D Food Technologies, LLC and Alper Guler, incorporated by reference to Exhibit 10.16 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.17	Bill of Sale entered into on November 8, 2016 by and between the Company, KabaQ Food Technologies, LLC and Alper Guler, incorporated by reference to Exhibit 10.17 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.18	Master Development Agreement dated as of July 14, 2017 by and between Pandora Reality LLC and KabaQ 3D Technologies, LLC, incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.19	Agreement entered into as of June 12, 2017 by and among the Company, KabaQ 3D Food Technologies, LLC, Alper Guler and Caner Soyer, incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.20	Master Acquisition Agreement dated as of October 28, 2016 among the Company, PresentAR and LocateAR and Liron Lerman, incorporated by reference to Exhibit 10.20 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.21	Limited Liability Company Agreement of Kreatar LLC entered into by the Company, effective as of May 30, 2017, incorporated by reference to Exhibit 10.21 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.22	Bill of Sale entered into on October 28, 2016 by and between the Company, PresentAR and LocateAR and Liron Lerman, incorporated by reference to Exhibit 10.22 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.23	Amendment to Master Acquisition Agreement II dated as of November 12, 2018 by and between the Company and Liron Lerman, incorporated by reference to Exhibit 10.23 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.24	Technology & Intellectual Property Assignability Agreement dated as of March 29, 2018 among the Company, LocateAR, LLC and Kreatar, incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.25	Employment Agreement dated May 13, 2021 by and between the Company and Lyron Bentovim, incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.26	Employment Agreement dated May 13, 2021 by and between the Company and Maydan Rothblum, incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.27	Employment Agreement dated May 13, 2021 by and between the Company and David J. Smith, incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.28	Form of Series A Round Subscription Agreement, incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021. , incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.29	Form of Seed Round Subscription Agreement, incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.30	Form of Interim Round Subscription Agreement, incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.31	Form of Convertible Note I Promissory Note, incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.32	Form of Convertible Note II Securities Purchase Agreement, incorporated by reference to Exhibit 10.32 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.33	Form of Convertible Note II Promissory Note, incorporated by reference to Exhibit 10.33 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GLIMPSE GROUP, INC.
September 28, 2021

	By:	/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

September 28, 2021	Lyron Bentovim	/s/ Lyron Bentovim
President Chief Executive Officer & Chairman

September 28, 2021	Maydan Rothblum	/s/ Maydan Rothblum
Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer & Director

September 28, 2021	D.J. Smith	/s/ D.J. Smith
Chief Creative Officer & Director

September 28, 2021	Sharon Rowlands	/s/ Sharon Rowlands
Director

September 28, 2021	Jeff Enslin	/s/ Jeff Enslin
Director

September 28, 2021	Lemuel Amen	/s/ Lemuel Amen
Director

September 28, 2021	Alexander Ruckdaeschel	/s/ Alexander Ruckdaeschel
Director

THE GLIMPSE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

THE GLIMPSE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Glimpse Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Glimpse Group, Inc. (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

New York NY

September 28, 2021

MGI Worldwide is a network of independent audit, tax, accounting and consulting firms. MGI Worldwide does not provide any services and its member firms are not an international partnership. Each member firm is a separate entity and neither MGI Worldwide nor any member firm accepts responsibility for the activities, work, opinions or services of any other member firm. For more information visit www.mgiworld.com/legal

THE GLIMPSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2021	As of June 30, 2020
ASSETS
Cash and cash equivalents	$1,771,929	$1,034,846
Accounts receivable	626,244	214,673
Deferred costs	29,512	237,745
Pre-offering costs	470,136	-
Prepaid expenses and other current assets	281,047	468,747
Total current assets	3,178,868	1,956,011

Equipment, net	42,172	41,224
Total assets	$3,221,040	$1,997,235

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$381,510	$121,508
Accrued liabilities	168,745	118,634
Accrued bonuses	440,357	-
Accrued legacy acquisition expense	1,250,000	-
Deferred revenue	98,425	330,362
Total current liabilities	2,339,037	570,504

Long term liabilities
Paycheck Protection Program (PPP 1) loan	-	548,885
Paycheck Protection Program (PPP 2) loan	623,828	-
Convertible promissory notes, net	1,429,953	1,183,535
Total liabilities	4,392,818	2,302,924
Commitments and contingencies
Stockholders’ Deficit
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 7,579,285 and 7,035,771 issued and outstanding	7,580	7,036
Additional paid-in capital	20,936,050	15,710,996
Accumulated deficit	(22,115,408)	(16,023,721)
Total stockholders’ deficit	(1,171,778)	(305,689)
Total liabilities and stockholders’ deficit	$3,221,040	$1,997,235

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	June 30, 2021	June 30, 2020
Revenue
Software services	$3,082,528	$1,777,447
Software license/software as a service	338,967	167,868
Total Revenue	3,421,495	1,945,315
Cost of goods sold	1,461,210	1,137,193
Gross Profit	1,960,285	808,122
Operating expenses:
Research and development expenses	3,183,055	2,430,752
General and administrative expenses	2,220,811	1,835,147
Sales and marketing expenses	1,267,088	1,462,701
Total operating expenses	6,670,954	5,728,600
Net loss from operations before other income (expense)	(4,710,669)	(4,920,478)

Other income (expense)
Forgiveness of Paycheck Protection Program (PPP1) loan	548,885	-
Other income	10,000	-
Interest income	6,202	8,583
Interest expense	(180,641)	(81,455)
Loss on conversion of convertible notes	(515,464)	-
Legacy acquisition expense	(1,250,000)	-
Total other expense, net	(1,381,018)	(72,872)
Net Loss	$(6,091,687)	$(4,993,350)

Basic and diluted net loss per share	$(0.84)	$(0.72)
Weighted-average shares used to compute basic and diluted net loss per share	7,259,249	6,923,506

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2021 and 2020

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2019	6,860,246	$6,861	$12,497,228	$(11,030,371)	$1,473,718
Sale of common stock to investors	1,556	1	6,999	-	7,000
Common stock issued to convertible promissory note holders for prepaid interest	57,234	57	257,837	-	257,894
Common stock issued to convertible promissory note holders as additional consideration	44,506	45	173,726	-	173,771
Common stock issued to satisfy contingent liability	20,390	20	91,735	-	91,755
Common stock issued to employees as compensation	28,158	28	126,683	-	126,711
Common stock issued to vendors for compensation	23,681	24	101,475	-	101,499
Stock option-based compensation expense	-	-	2,288,258	-	2,288,258
Stock option-based board of directors expense	-	-	167,055	-	167,055
Net loss	-	-	-	(4,993,350)	(4,993,350)
Balance as of June 30, 2020	7,035,771	7,036	15,710,996	(16,023,721)	(305,689)
Sales of common stock to investors	76,891	77	345,933	-	346,010
Common stock issued for convertible note conversion	332,063	332	1,486,727	-	1,487,059
Common stock issued to satisfy contingent liability	13,435	13	67,162	-	67,175
Common stock issued to employees for compensation	18,553	19	92,746	-	92,765
Common stock issued to convertible promissory note holders for prepaid interest	29,500	30	147,471	-	147,501
Common stock issued to convertible promissory note holders as additional consideration	44,250	44	192,347	-	192,391
Common stock issued to vendors for compensation	28,822	29	134,387	-	134,416
Stock option-based compensation expense	-	-	2,576,058	-	2,576,058
Stock option-based board of directors expense	-	-	182,223	-	182,223
Net loss	-	-	-	(6,091,687)	(6,091,687)
Balance as of June 30, 2021	7,579,285	$7,580	$20,936,050	$(22,115,408)	$(1,171,778)

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2021	For the Year Ended June 30, 2020
Cash flows from operating activities:
Net loss	$(6,091,687)	$(4,993,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,054	20,222
Amortization of paid-in kind common stock interest on convertible notes	180,642	81,456
Impairment of goodwill	-	139,754
Stock option based compensation for employees and board of directors	2,945,487	2,550,521
Issuance of common stock to vendors as compensation	134,416	101,499
Issuance of common stock to employees to satisfy contingent liability	92,765	91,755
Issuance of common stock for additional cost to satisfy contingent liability	20,217	39,311
Loss on conversion of convertible notes	515,464	-
Forgiveness of Paycheck Protection Program (PPP 1) loan	(548,885)	-
Changes in operating assets and liabilities:
Accounts receivable	(411,571)	(86,805)
Prepaid expenses and other current assets	(25,933)	(52,058)
Deferred costs	136,925	14,164
Accounts payable	260,002	79,183
Accrued liabilities	97,068	(72,360)
Accrued bonus	440,357	-
Accrued legacy acquisition expense	1,250,000	-
Deferred revenue	(231,937)	62,433
Net cash used in operating activities	(1,209,616)	(2,024,275)
Cash flow from investing activities:
Purchases of equipment	(28,003)	(32,660)
Net cash used in investing activities	(28,003)	(32,660)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program (PPP 1) loan	-	548,885
Proceeds from Paycheck Protection Program (PPP 2) loan	623,828	-
Proceeds from convertible promissory notes 1	-	1,332,500
Proceeds from convertible promissory notes 2	1,475,000	-
Proceeds from issuance of common equity to investors	346,010	7,000
Pre-offering costs incurred	(470,136)	-
Net cash provided by financing activities	1,974,702	1,888,385

Net change in cash and cash equivalents	737,083	(168,550)
Cash and cash equivalents, beginning of year	1,034,846	1,203,396
Cash and cash equivalents, end of period	$1,771,929	$1,034,846

Non-cash Investing and Financing activities:
Conversion of convertible promissory notes 1 into common stock	$1,487,059	$-
Forgiveness of Paycheck Protection Program (PPP 1) loan	$548,885	$-
Common stock issued to convertible Note 2 holders as additional consideration	$192,347	$-
Common stock issued to convertible Note 1 holders as additional consideration	$-	$173,771
Common stock issued for interest paid-in kind on convertible notes	$147,471	$257,894
Issuance of common stock for satisfaction of contingent liability	$46,958	$87,400

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE 1. DESCRIPTION OF BUSINESS

The Glimpse Group, Inc. (“Glimpse”) is a Virtual (VR) and Augmented (AR) Reality company, comprised of a diversified portfolio of VR and AR software and services companies. Glimpse’s nine wholly-owned operating subsidiaries (“Subsidiary Companies” or “Subsidiaries”) are: Adept Reality, LLC (dba Adept XR Learning), Kabaq 3D Technologies, LLC (dba QReal), KreatAR, LLC (dba PostReality), D6 VR, LLC, Immersive Health Group, LLC, Foretell Studios, LLC (dba Foretell Reality), Number 9, LLC (dba Pagoni VR), and Early Adopter, LLC and one subsidiary in Turkey, Glimpse Group Yazilim ve ARGE Ticaret Anonim Şirketi (“Glimpse Turkey”). In addition, the Company has two inactive subsidiary companies: In-It VR, LLC (dba Mezmos) and MotionZone, LLC (collectively, the “Company” or “Glimpse”). Glimpse was incorporated as The Glimpse Group, Inc. in the State of Nevada, on June 15, 2016.

Glimpse’s robust VR/AR ecosystem, collaborative environment and business model simplify the many challenges faced by companies in an emerging industry. Glimpse cultivates and manages business operations while providing a strong network of professional relationships, thereby allowing the subsidiary company entrepreneurs to maximize their time and resources in pursuit of mission-critical endeavors, reducing time to market, optimizing costs, improving product quality and leveraging joint go-to-market strategies, while simultaneously providing investors an opportunity to invest directly into the VR/AR industry via a diversified platform.

The Company completed an initial public offering (“IPO”) of its common stock on the Nasdaq Capital Market Exchange (“Nasdaq”) on July 1, 2021, under the ticker VRAR. See Note 13.

Summary of Glimpse’s Active Subsidiary Companies:

Kabaq 3D Technologies, LLC (dba QReal): Creating and displaying photorealistic 3D, AR, interactive digital models.

Adept Reality, LLC (dba Adept XR Learning): VR/AR corporate training solutions.

KreatAR, LLC (dba PostReality): AR presentation tools for design, creation and collaboration.

D6 VR, LLC: VR/AR data-analysis and collaboration for financial services and other data intensive industries.

Immersive Health Group, LLC (IHG): VR/AR solutions for the healthcare industry.

Foretell Studios, LLC (dba Foretell Reality): Social VR multi-person spaces, collaboration and group interaction for enterprise and support groups.

Number 9, LLC (dba Pagoni VR): VR/AR broadcasting solutions and environments for events, education, media and entertainment.

Early Adopter, LLC (EA): AR/VR solutions for K-12 education.

Glimpse Group Yazilim ve ARGE Ticaret Anonim Şirketi (“Glimpse Turkey”): primarily develops and creates 3D models for QReal

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a loss of $6.09 million during the year ended June 30, 2021, compared to a loss of $4.99 million during the year ended June 30, 2020. The loss was incurred as the Company funded operational expenses, primarily research and development, general and administrative, sales and marketing, and to satisfy legacy acquisitions costs.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

Net cash used in operating activities was $1.21 million during the year ended June 30, 2021, compared to $2.02 million during the year ended June 30, 2020. The Company has raised approximately $8.88 million through the issuance of common share and convertible debt financings since inception through June 30, 2021, of which approximately $1.82 million was raised during the year ended June 30, 2021 from the sale of common stock as disclosed in Note 6 and the issuance of convertible promissory notes as disclosed in Note 9.

The combination of operating losses since inception, cash expected to be used in operating activities in the future, uncertain conditions relating to additional capital raises and continued revenue growth had created uncertainty about the Company’s ability to continue as a going concern.

The Company had $1.77 million of cash as of June 30, 2021 compared to $1.03 million as of June 30, 2020. On July 1, 2021 the Company completed an IPO through Nasdaq in which, as a result of the sale of its common shares at $7.00 per share, it raised approximately $13.4 million in gross proceeds and $11.8 million in net proceeds after fees and expenses. See Note 13.

The Company generated $3.42 million of revenues during the year ended June 30, 2021, compared to $1.95 million during the year ended June 30, 2020. In addition, as disclosed in Note 9, during the year ended June 30, 2020 the Company received a $0.549 million Paycheck Protection Program 1 (“PPP 1”) loan and an additional $0.624 million Paycheck Protection Program 2 (“PPP 2”) loan in February 2021.

As of the date that this financial statement was issued, the Company’s cash position was approximately $13 million, contracted revenue backlog to be collected over the short term exceeded $1.5 million and the Company’s shares were traded on Nasdaq post its July 1, 2021 IPO. As such, the Company believes that it is sufficiently funded to meet its operational plan and future obligations beyond the 12-month period from the date that these financial statements were issued.

Given the above, doubt about the company’s ability to continue as a going concern was alleviated and the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

While Management believes it will be able to continue to grow the Company’s revenue base, there is no assurance. In parallel, Management continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance the Company’s research and development activities, general and administrative expenses and growth strategy. These alternatives include raising funds through public equity or debt markets. Although there is no assurance that, if needed, the Company will be successful with its fundraising initiatives, the Company has been successful historically in raising equity capital and Management believes that its Nasdaq listing significantly increases its ability to access capital going forward.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

Principles of Consolidation

The accompanying consolidated financial statements include the balances of Glimpse and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Accounting Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The principal estimates relate to the valuation of allowance for doubtful accounts, common stock, stock options and cost of goods sold.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and deposits in bank checking accounts or money market funds with immediate access.

Revenue Recognition

Nature of Revenues

The Company reports its revenues in two categories:

●	Software Services: Virtual and Augmented Reality projects, solutions and consulting services.

●	Software License and Software-as-a-Service (“SaaS”): Virtual and Augmented Reality software that is sold either as a license or as a SaaS subscription.

The Company adopted the new accounting standard, Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”) beginning on July 1, 2020 using the modified retrospective method for all open contracts and related amendments. The adoption did not result in an adjustment to the accumulated deficit as of June 30, 2020. The comparative information was not restated and continued to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 did not have a material impact on reported sales to customers and net earnings (losses).

The Company applies the following steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract;
●	recognize revenue as the performance obligation is satisfied;
●	determine that collection is reasonably assured

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Any unrecognized portion of revenue and any corresponding unrecognized expenses are presented as deferred revenue and deferred costs, respectively, in the accompanying consolidated balance sheet. Deferred costs include cash and equity based payroll costs, and may include payments to vendors.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales taxes and other taxes are excluded from revenues.

Significant Judgments

The Company’s contracts with customers may include promises to transfer multiple products/services. Determining whether products/services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Further, judgment may be required to determine the standalone selling price for each distinct performance obligation.

Disaggregation of Revenue

The Company generated revenue for the years ended June 30, 2021 and 2020 by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR and AR software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

Revenue for Software Services projects and solutions is recognized at the point of time in which the customer obtains control of the project, customer accepts delivery and confirms completion of the project.

Revenue for Software Services consulting services and website maintenance is recognized at the point of time in which the Company performs the services, typically on a monthly retainer basis.

Revenue for Software License and SaaS is recognized at the point of time in which the Company delivers the software and customer accepts delivery. If there are contractually stated ongoing service obligations to be performed during the term of the Software License or SaaS contract, then revenues are recognized ratably over the term of the contract.

As detailed in the Company’s Consolidated Statement of Operations, the following is a disaggregation of the Company’s revenue by major source for the years ended June 30, 2021 and 2020:

	For the Years Ended
	June 30,
	2021	2020
Software Services	$3,082,528	$1,777,447
Software License and Software as a Service	338,967	167,868
Total Revenue	$3,421,495	$1,945,315

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

Timing of Revenue

As the Company began adopting ASC 606 in July 2020, the timing of revenue recognition for periods prior to the adoption is not required:

For the Year Ended
June 30, 2021
Products transferred at a point in time	$2,967,586
Products and services transferred over time	453,909
Total Revenue	$3,421,495

Remaining Performance Obligations

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.

For Software Services project contracts, the Company generally invoices customers after the project has been delivered and accepted by the customer. Software Service project contracts typically consist of designing and programming software for the customer. In most cases, there is only one performance obligation, and revenue is recognized upon completion, delivery and customer acceptance. In certain instances one contract may include multiple distinct projects that can each be implemented and operated independently of subsequent projects in the contract. In such cases, the Company accounts for these distinct projects as separate performance obligations and recognizes revenue upon the completion of each project or obligation, its delivery and customer acceptance.

For Software Services consulting or retainer contracts, the Company generally invoices customers monthly at the beginning of each month in advance for services to be performed in the following month. The sole performance obligation is satisfied when the services are performed. Software Services consulting or retainer contracts typically consist of ongoing support for a customer’s software or specified business practices.

For Software License or SaaS contracts, the Company generally invoices customers when the software has been delivered to and accepted by the customer, which is also when the performance obligation is satisfied.

For multi-period Software License or SaaS contracts, the Company generally invoices customers annually at the beginning of each annual coverage period. Software License or SaaS contracts consist of providing clients with software designed by the Company. For Software License or SaaS contracts, there are generally no ongoing support obligations unless specified in the contract (becoming a Software Service).

Deferred revenue is comprised mainly of software project contract performance obligations not completed.

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of June 30, 2021, the Company had approximately $1.23 million in unfulfilled performance obligations.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

Prior to the adoption of ASC 606 at July 1, 2020, the Company’s revenue recognition was as follows:

Software Service Revenue

The Company generates software related revenues from services performed for: Virtual and Augmented Reality projects, consulting retainers, and ongoing website maintenance and support. Software service revenue generated from Virtual and Augmented Reality projects is recognized after delivery of the project has occurred, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured. Any unrecognized portion of project revenue and any corresponding unrecognized expenses are presented as deferred revenue and deferred costs, respectively, in the accompanying consolidated balance sheets. Deferred costs include cash and equity based payroll costs, and may include payments to vendors. Software service revenue generated from consulting retainers is typically billed in advance for services performed and is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been performed, and collection is reasonably assured. Software service revenue generated from ongoing website maintenance and support services is typically billed in arrears for services performed and is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured.

Software License and Software as a Service Revenue

The Company derives revenue from software as-a-service subscriptions and software licenses. Upon delivery of the software to customers, revenue is recognized ratably over the term of the contract or arrangement. The unrecognized portion of this revenue and any corresponding unrecognized expenses are presented as deferred revenue and deferred costs, respectively, in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are provided for based upon a variety of factors, including historical amounts written-off, an evaluation of current economic conditions, and assessment of customer collectability. As of June 30, 2021 and June 30, 2020 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Customer Concentration and Credit Risk

Two customers accounted for approximately 49% (26% and 23%, respectively) of the Company’s total gross revenues during the year ended June 30, 2021. One different customer accounted for approximately 13% of the Company’s total gross revenues during the year ended June 30, 2020.

Two customers accounted for approximately 71% (57% and 14%, respectively) of the Company’s accounts receivable at June 30, 2021. Four different customers accounted for approximately 96% (35%, 35%, 14% and 12%, respectively) of the Company’s accounts receivable at June 30, 2020.

The Company maintains cash in accounts that, at times, may be in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on such accounts.

Equipment, net

Equipment is stated at cost less accumulated depreciation (see Note 4). Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The costs of improvements and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred.

The Company assesses the recoverability of equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. There was no impairment of equipment for the periods presented.

Employee Stock-Based Compensation

The Company recognizes stock-based compensation expense related to grants to employees or service providers based on grant date fair values of common stock or the stock options, which are amortized over the requisite period, as well as forfeitures as they occur.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

The Company values the options using the Black-Scholes Merton (“Black Scholes”) method utilizing various inputs such as expected term, expected volatility and the risk-free rate. The expected term reflects the application of the simplified method, which is the weighted average of the contractual term of the grant and the vesting period for each tranche. Expected volatility is derived from a weighted average of volatility inputs for comparable software and technology service companies. The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected life of the award.

Research and Development Costs

Research and development expenses are expensed as incurred, and include payroll, employee benefits and stock-based compensation expense. Research and development expenses also include third-party development and programming costs. Given the emerging industry and uncertain market environment the Company operates in, research and development costs are not capitalized.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, or ASC 740, also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the years ended June 30, 2021 and 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Goodwill

The Company reviews goodwill for impairment annually or more frequently if current circumstances or events indicate that the fair value may be less than its carrying value. The Company recorded a goodwill impairment during the fiscal year ended June 30, 2020 (see Note 8). There was no Goodwill at June 30, 2021 and 2020.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and convertible debt.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, such as accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The Company’s convertible debt approximates fair value due to its short-term nature and market rate of interest.

Recently Issued Pronouncements

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with durations of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. The Company does not expect to adopt this standard prior to July 1, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates (ASC 326). The Company will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities, if any, will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities The Company does not expect to adopt this standard prior to July 1, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. The Company does not expect to adopt this standard prior to July 1, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE 4. EQUIPMENT, NET

Equipment, primarily comprised of computers and hardware, consisted of the following:

	As of June 30, 2021		As of June 30, 2020
	Value ($)	Useful Life (Years)	Value ($)	Useful Life (Years)
Equipment	$96,963	3	$105,239	3
Less: accumulated depreciation	(54,791)		(64,015)
Balance	$42,172		$41,224

Depreciation expense was $27,054 and $20,222 during the years ended June 30, 2021 and 2020, respectively.

NOTE 5. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	Year Ended June 30, 2021	Year Ended June 30, 2020
Numerator:
Net loss	$(6,091,687)	$(4,993,350)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	7,259,249	6,923,506
Basic and diluted net loss per share	$(0.84)	$(0.72)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	At June 30, 2021	At June 30, 2020
Stock Options	4,740,910	4,092,593
Convertible Notes	324,150	296,111
Total	5,065,060	4,388,704

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE 6. EQUITY

Common Stock and Preferred Stock

As of June 30, 2021, the Company had authorized 300 million shares of common stock, $0.001 par value per share and 20 million shares of preferred stock; 7.58 million and 7.04 million shares of common stock were issued and outstanding as of June 30, 2021 and 2020, respectively. 0 shares of preferred stock were issued and outstanding as of June 30, 2021 and 2020, respectively.

Sale of Common Stock

Common stock sold to Investors

During the years ended June 30, 2021 and 2020, the Company sold approximately 76,900 and 1,600 shares of common stock to investors at a price of $4.50/share, for total proceeds of approximately $346,000 and $7,000, respectively.

On July 1, 2021 the Company sold 1,912,500 shares of common stock in an initial public offering at a price of $7.00/share. See Note 13.

Common stock issued to Investors

During the year ended June 30, 2021, in connection with the conversion of convertible promissory notes the Company issued approximately 332,000 shares of common stock (see Note 9).

During the years ended June 30, 2021 and 2020, in connection with the issuance of convertible promissory notes, the Company issued approximately 74,000 and 102,000 shares of common stock, respectively (see Note 9).

Common stock issued to Vendors

During the years ended June 30, 2021 and 2020, the Company issued approximately 28,800 and 23,700 shares of common stock, respectively, to various vendors for services performed and recorded share-based compensation of approximately $134,400 and $101,500, respectively.

Common stock issued to satisfy Contingent Liabilities

During the year ended June 30, 2021 the Company issued approximately 13,000 shares of common stock to satisfy a contingent liability related to a prior acquisition with a fair market value of approximately $67,000 (see Note 7).

During the year ended June 30, 2020 the Company issued approximately 20,000 shares of common stock to satisfy a contingent liability related to a prior acquisition with a fair market value of approximately $92,000 (see Note 7).

Employee Stock-Based Compensation

In October 2016, the Company’s Board of Directors and its stockholders adopted The Glimpse Group, Inc. 2016 Equity Incentive Plan (the “Plan”).

Under the Plan, the Company grants stock options at exercise prices generally equal to the fair value of the common stock on the grant date. These options generally expire ten years after the grant date and vest, depending on the optionee, over a varying period of continuous service following the vesting commencement date of such option (ranging from zero to three years), unless the optionee’s continuous service with the Company is terminated earlier. Stock-based compensation expense is recognized evenly over the requisite service period.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

The Plan is administered by the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who determine the recipients and the terms of the awards granted, subject to the approval of the Company’s Board of Directors. The Plan provides that awards granted may be options, restricted stock, restricted stock units or other stock based awards (collectively the “Awards”). Stock option awards may be either incentive stock options or nonqualified options. The Awards may be granted to eligible employees, directors, service providers, consultants and advisers.

As of June 30, 2020 an aggregate of up to 5 million shares of common stock were reserved for issuance under the Plan, with 0.91 million available for issuance.

In January and April 2021, the Company amended its 2016 Equity Incentive Plan (the “Plan”), increasing the amount of common shares reserved for issuance from 5 million to 10 million. As of June 30, 2021, there were 5.26 million shares available for issuance under the Plan.

In addition, the share reserve will automatically increase on January 1 of each calendar year, for the period beginning on January 1, 2022 and ending on (and including) January 1, 2030 (each, an “Evergreen Date”) in an amount equal to five percent (5%) of the total number of shares of the Company’s common stock outstanding on December 31st immediately preceding the applicable Evergreen Date (the “Evergreen Increase”). Notwithstanding the foregoing, the Board may act prior to the Evergreen Date of a given year to provide that there will be no Evergreen Increase for such year, or that the Evergreen Increase for such year will be a lesser number of shares of the Company’s common stock than would otherwise occur pursuant to the aforementioned. Any shares of stock delivered under the Plan shall consist of authorized and unissued shares or treasury shares. There were no other significant changes to the incentive plan.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan, are noted in the following table:

	Year Ended June, 2021	Year Ended June, 2020
Weighted average expected terms (in years)	5.3	5.3
Weighted average expected volatility	126.6%	117.3%
Weighted average risk-free interest rate	0.5%	1.4%
Expected dividend yield	0%	0%

The grant date fair value, for options granted during the year ended June 30, 2021 was approximately $2.94 million.

The grant date fair value, for options granted during the year ended June 30, 2020 was approximately $2.70 million.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

The following is a summary of the Company’s stock option activity for the years ended June 30, 2021 and 2020:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2019	3,408,452	$2.97	8.5	$3,721,339
Options Granted	766,455	4.26	9.5	182,328
Options Exercised	-	-	-	-
Options Forfeited / Cancelled	(82,314)	3.84	9.6	(53,977)
Outstanding at June 30, 2020	4,092,593	$3.19	8.4	$5,553,916
Exercisable at June 30, 2020	3,581,514	$3.06	8.3	$5,365,512

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2020	4,092,593	$3.19	8.4	$5,553,916
Options Granted	766,419	4.66	9.7	383,210
Options Exercised	-	-	-	-
Options Forfeited / Cancelled	(118,102)	4.28	8.9	(89,956)
Outstanding at June 30, 2021	4,740,910	$3.40	8.5	$7,893,467
Exercisable at June 30, 2021	4,346,734	$3.29	8.4	$7,659,692

The Company’s stock option-based expense for the years ended June 30, 2021 and 2020 consisted of the following:

	Year Ended June 30, 2021	Year Ended June 30, 2020
Stock option-based expense :
Research and development expenses	$1,381,168	$1,266,911
General and administrative expenses	$373,506	570,765
Sales and marketing expenses	$477,561	293,226
Cost of goods sold	$526,156	236,825
Board option expense	$187,096	182,794
Total	$2,945,487	$2,550,521

During the year ended June 30, 2019, certain Company advisors received $0.31 million worth of Company stock options with an exercise price of $5.25/share and a three-year term, for potential services to be performed over a three-year period. Of the $0.31 million, $0.06 million and $0.17 million was categorized as a prepaid expense at June 30, 2021 and 2020, respectively. During the years ended June 30, 2021 and 2020, the Company recognized approximately $116,000 for each period, as general and administration expense.

At June 30, 2021, total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $1.50 million and is expected to be recognized over a weighted average period of 1.1 years. At June 30, 2020, total unrecognized compensation expense related to stock options was approximately $1.62 million and was expected to be recognized over a weighted average period of 1.02 years.

The intrinsic value of stock options as of June 30, 2021 was computed using a fair market value of the common stock of $5.00/share, as compared to $4.50/share as of June 30, 2020.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE 7. CONTINGENT ACQUISITION LIABILITY

Early Adopter, LLC

In connection with the Company’s April 2018 asset acquisition of Early Adopter.Com (“EA”), the Company expected to pay additional contingent amounts, based on EA’s annual revenues (“contingent performance bonus”) as measured and paid in each of the first three anniversary dates after the closing of the acquisition, paid by the issuance of the Company’s common stock at a fixed price of $3.25/share.

At June 30, 2020, the total estimated contingent acquisition liability was approximately $47,000 due for the third anniversary, which is included in accrued liabilities. During the year ended June 30, 2021, the Company issued approximately 32,000 shares of common stock in final payment of all contingent liabilities related to the EA acquisition and recorded share-based expense of approximately $96,800. There are no further obligations relating to the EA acquisition.

Kabaq 3D Technologies, LLC

The Company’s November 2016 acquisition of assets relating to the acquisition of Kabaq 3D Technologies, LLC contained a provision for additional acquisition consideration triggered by a potential listing of the Company’s common stock on a national securities exchange and certain stock trading volume thresholds. In August 2021, the milestones triggering the additional consideration were met and the Company incurred $750,000 of additional acquisition cost. In accordance with GAAP, the cost has been accrued as legacy acquisition expense on the Company’s statement of operations for the year ended June 30, 2021. At June 30, 2020, no expense was accrued because the likelihood of the Company going public and reaching the volume threshold was not probable at that time.

KreatAR, LLC

The Company’s October 2016 acquisition of assets relating to the acquisitions of KreatAR, LLC (and related entity LocateAR) contained a provision for additional acquisition consideration triggered by a potential listing of the Company’s common stock on a national securities exchange and certain stock trading volume thresholds. In August 2021, the milestones triggering the additional consideration were met. In connection therewith, the Company incurred $500,000 of additional acquisition cost. In accordance with GAAP, the cost has been accrued as legacy acquisition expense on the Company’s statement of operations for the year ended June 30, 2021. At June 30, 2020, no expense was accrued because the likelihood of the Company going public and reaching the volume threshold was not probable at that time.

NOTE 8. GOODWILL

Due to a significant decline in EA’s business, unsuccessful VR/AR product commercialization efforts and negative future growth prospects, the goodwill related to the EA acquisition was determined to be impaired and written down to $0 as of June 30, 2020. During the year ended June 30, 2020, general and administrative expense included approximately $140,000 for the impairment of goodwill. The Company has no other goodwill.

NOTE 9. DEBT

Convertible Promissory Notes 1

During the year ended June 30, 2020, the Company raised $1.33 million by the issuance of unsecured Convertible Promissory Notes with a three-year term (the “Note 1” or “Notes 1”), primarily from existing Company investors. The Notes 1 included participation by the Company’s executives and independent members of the Company’s Board in the amount of $0.2 million. The Note 1 holders received approximately 45,000 shares of common stock (at $4.50/share) in the aggregate, with a relative value of $170,000 at the time of issuance. As of June 30, 2020, the remaining original issue discount on the Notes was approximately $149,000, which was to be amortized over the remaining term of the Notes.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

Additional interest expense for the amortization of the original issue discount amounted to approximately $96,900 for the year ended June 30, 2020.

The Notes 1 bore an interest rate of 10% per annum. The first two years of interest were prepaid with the issuance of the Company’s common stock (at $4.50/share), for an issuance of approximately 57,000 shares of common stock with a fair value of approximately $258,000.

The Notes 1 were convertible by a Note 1 holder at any time during the term into common stock of the Company at a fixed price of $4.50/share, or approximately 295,000 shares of common stock upon full conversion.

During the year ended June 30, 2021, Note 1 holders converted approximately $1.21 million of principal into approximately 0.30 million shares of common stock at a revised conversion price of $4.00/share. The original contracted conversion price was $4.50/share. In order to encourage early conversion, two years before the maturity of the Convertible Notes 1, the Company reduced the conversion price to $4.00/share.

In addition to the reduced conversion price, the Note holders who converted received the third year interest (10%) on the Notes, totaling approximately $122,000, as additional consideration to convert early which was paid in the Company’s common stock, amounting to approximately 30,000 shares. In the aggregate, a loss of approximately $515,500 was recognized during the year ended June 30, 2021, reflecting the reduction of the Notes conversion price from $4.50/share to $4.00/share, the issuance of Year 3 Interest (10%) paid in common stock (at $4.00/share instead of $4.50/share), and the write-off of the remaining related pre-paid interest and original issue discount expenses.

The holders of the remaining unconverted Convertible Notes 1, equating to approximately $117,000 (net of original discount of approximately $8,000) of outstanding principal at June 30, 2021, amended their Notes 1 to allow for auto conversion upon the Company’s potential IPO event at a conversion price of $4.25/share. As per the amendment, the residual Notes 1 converted upon the IPO. See Note 13.

Convertible Promissory Notes 2

In March 2021, the Company raised $1.475 million by the issuance of unsecured Convertible Promissory Notes with a two-year term (the “Notes 2”), to several investors. The Notes 2 holders received approximately 44,000 shares of common stock (at $5.00/share) in the aggregate, with a relative fair value of approximately $192,000 at the time of issuance. Accordingly, the original issue discount on the Notes 2 will be amortized over its term.

The Notes 2 bear an interest rate of 10% per annum. The first year of interest was prepaid with the issuance of the Company’s common stock (at $5.00/share), for an issuance of 29,500 shares of common stock with a fair value of $147,500. During the second year of the Notes 2, interest will be paid monthly in the Company’s common stock (at a fixed price of $5.00/share) on any unpaid principal outstanding.

The Notes 2 are convertible by a note holder at any time during the term into common stock of the Company at a fixed price of $5.00/share, or 295,000 shares of common stock upon full conversion. Notes 2 have a maturity date of March 5, 2023. All outstanding amounts at the time of the Company’s IPO automatically converted at $5.00/share in the aggregate. Convertible Notes 2 totaled approximately $1.313 million (net of original issue discount of approximately $162,000) at June 30, 2021. The Notes 2 converted upon the IPO. See Note 13.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

SBA Paycheck Protection Program Loans/EIDL

In May 2020, the Company received a Paycheck Protection Program 1 (“PPP1”) loan from the Small Business Administration (“SBA”) in the amount of $0.55 million. The Company utilized the PPP 1 loan proceeds in full towards payroll and rent in accordance with the SBA guidelines. Pursuant to SBA guidelines, the Company’s PPP1 loan was fully forgiven in February 2021. In conjunction with the PPP1 loan, the Company also received an Economic Injury Disaster Loan (“EIDL”) advance of $0.01 million. As per the SBA guidelines, EIDL advances do not need to be repaid.

In February 2021, the Company received a second Paycheck Protection Program 2 (“PPP2”) loan in the amount of $0.62 million. Similar to the PPP1 loan, the Company expects to utilize the loan proceeds in full toward payroll and rent in accordance with SBA guidelines. The PPP2 loan bears a fixed interest rate of 1% per annum and is due in February 2026. Pursuant to SBA guidelines, the Company expects to apply for full forgiveness of its PPP2 loan in fiscal year 2022.

NOTE 10. PROVISION FOR INCOME TAXES

There was no current or deferred income tax provision for the years ended June 30, 2021 and 2020.

The Company’s deferred tax assets as of June 30, 2021 and 2020 consist of the following:

	As of	As of
	June 30, 2021	June 30, 2020
Deferred tax assets:
Net-operating loss carryforward	$3,923,012	$2,811,156
Stock-based compensation	536,265	348,013
Total Deferred Tax Assets	4,459,277	3,159,169
Valuation allowance	(4,459,277)	(3,159,169)
Deferred Tax Asset, Net	$-	$-

The Company maintains a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. At June 30, 2021, the Company had potential utilizable aggregate gross net operating loss carryforwards (“NOLs”) of approximately $11.35 million. NOLs for the periods ending June 30, 2018 and prior ($2.86 million) begin to expire in 2037. NOLs for the years ending June 30, 2021, 2020 and 2019 ($8.49 million), in accordance with changes to the U.S. Internal Revenue Code, have no expiration.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. The Company has not completed a Section 382 analysis of the NOL carryforwards. Consequently, the Company’s NOL carryforwards may be subject to annual limitations under Section 382.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. As a result of the uncertainly in the realization of the Company’s deferred tax assets, the Company has provided a valuation allowance for the full amount of the deferred tax assets at June 30, 2021 and June 30, 2020.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

The Company’s valuation allowance during the years ended June 30, 2021 and 2020 increased by approximately $1.30 million and $1.00 million, respectively.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Year Ended	For the Year Ended
	June 30, 2021	June 30, 2020
Statutory Federal Income Tax Rate	(21.00)%	(21.00)%
State and Local Taxes, Net of Federal Tax Benefit	(13.56)%	(13.56)%
Stock Based Compensation Expense (ISO)	13.20%	14.50%
Change in Valuation Allowance	21.36%	20.06%
Income Taxes Provision (Benefit)	0.00	0.00

Upon completion of its 2021 U.S. income tax return in 2022, the Company may identify additional remeasurement adjustments. The Company will continue to assess its provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary.

NOTE 11. FOREIGN OPERATIONS

In March 2021, the Company established Glimpse Turkey to support the operations of Kabaq 3D Technologies (dba QReal). Operations consist primarily of 3D modeler and artist employees. Glimpse Turkey has no revenue, long-term obligations or operating leases and all salaries are denominated in US dollars.

In August 2021, the Company completed an asset acquisition which included certain assets, as defined, in Australia. See Note 13.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company entered into a 2-year lease commencing January 1, 2020 and ending on December 31, 2021. To secure the new lease, the Company paid a $75,000 security deposit.

Rent expense was approximately $296,000 and $247,000 for the years ended June 30, 2021 and 2020, respectively. There is approximately $180,000 due on the lease for the July-December 2021 period, prior to any potential discounts.

Officers’ Employment Agreements

In May 2021, the Company entered into employment agreements with its three corporate officers. The agreements provide for base salary (including increases linked to Company revenue thresholds), performance bonus, incentive bonus (including those based on capital raising thresholds), equity incentives, benefits and severance (including confidentiality and non-compete). The employment agreements will continue until terminated by either the Company or the respective officers. The Company accrued approximately $426,000 of bonuses at June 30, 2021 related to these agreements resulting from the IPO and other met thresholds, as defined. The statement of operations for the year ended June 30, 2021 (the year the employment agreements were executed) includes salary, stock option and the aforementioned bonus expenses for the three officers of approximately $1.03 million.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

Potential Future Distributions Upon Divestiture or Sale

Upon a divestiture or sale of a subsidiary company, the Company is contractually obligated to distribute up to 10% of the net proceeds from such divestiture or sale to the senior management team of the divested subsidiary company. Currently, there were no active discussions pertaining to a potential divestiture or sale of any of the Company’s subsidiaries.

COVID-19

The Company’s business and operations have been adversely affected by the COVID-19 pandemic, as have the markets in which our customers operate. The COVID-19 pandemic has caused and continues to cause significant business and financial markets disruption worldwide and there is significant uncertainty around the duration of this disruption and its ongoing effects on our business. This has primarily manifested itself in prolonged sales cycles.

From March 2020 through June 2021, the Company had required substantially all of its employees to work remotely to minimize the risk of the virus. While working remotely has proven to be effective to this point, it may eventually inhibit the Company’s ability to operate its business effectively. Commencing July 2021, the Company has tentatively required employees to return to the office several days a week.

The Company continues to closely monitor the situation and the effects on its business and operations. The Company does not yet know the full extent of potential impacts on its business and operations. Given the uncertainty, the Company cannot reasonably estimate the impact on its future results of operations, cash flows or financial condition.

NOTE 13. SUBSEQUENT EVENTS

Initial Public Offering (“IPO”)

On July 1 ,2021, the Company completed an IPO of common stock on the NASDAQ under the symbol “VRAR”, at a price of $7.00 per share.

The Company sold approximately 1.91 million shares of common stock and realized net proceeds (after underwriting, professional fees and listing expenses) of $11.82 million. Professional fees and listing expenses of approximately $0.47 million were included in pre-offering costs, of which $0.309 million was included in accounts payable on the balance sheet at June 30, 2021.

In connection with the IPO, and for services rendered, the underwriter was issued a warrant to purchase 87,500 shares of common stock at $7.00 per share. The warrant cannot be exercised prior to December 30, 2021, and expires in June 2026.

As stated in Note 9, in conjunction with the IPO, the outstanding convertible promissory Notes 1 and 2 were satisfied in full through issuance of 324,150 shares of commons stock.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

The following is a condensed balance sheet reflecting the proforma effect of the IPO on the June 30, 2021 balance sheet.

	As Reported at June 30, 2021	Proforma for IPO
Cash and cash equivalents	$1,771,929	$13,728,429
Other current assets	1,406,939	833,296
Equipment, net	42,172	42,172
Total assets	$3,221,040	$14,603,897

Total current liabilities	$2,339,037	$2,004,037
Convertible promissory notes, net	1,429,953	-
Other long term liability	623,828	623,828
Total liabilities	4,392,818	2,627,865
Total stockholders’ equity (deficit)	(1,171,778)	11,976,032
Total liabilities and stockholders’ equity (deficit)	$3,221,040	$14,603,897

ASSET ACQUISTION

In August 2021, the Company, through its wholly owned subsidiary company, MotionZone, LLC, completed an acquisition of certain assets, as defined, from Augmented Reality Investments Pty Ltd, an Australia based company providing augmented reality software and services. Over time, the acquisition may facilitate the Company’s endeavors in the Architecture, Engineering and Construction (“AEC”) market segments.

Initial consideration for the purchase is $0.75 million payable in Company common stock. In August 2021, the Company issued 77,264 shares of common stock to satisfy the purchase price. The acquisition agreement provides for additional contingent consideration in the form of Company common stock if certain future revenue targets are achieved through June 2024, which is not expected at this time. No liabilities were assumed as part of the acquisition and the primary assets acquired included employees, customer relationships and technology. The Company is currently determining its purchase price allocation between customer list, intellectual property and goodwill.

