Form 10-Q
period 2021-09-30
Glimpse Group, Inc.
filed 2021-11-15
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40556

THE GLIMPSE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-2958271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 West 38th St., 9th Fl New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 292-2685

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VRAR	NASDAQ Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and ’‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company filer	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2021, the registrant had 12,045,274 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE GLIMPSE GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

THE GLIMPSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2021 (Unaudited)	As of June 30, 2021 (Audited)
ASSETS
Cash and cash equivalents	$12,567,632	$1,771,929
Accounts receivable	599,879	626,244
Deferred costs	45,981	29,512
Pre-offering costs	-	470,136
Prepaid expenses and other current assets	533,782	281,047
Total current assets	13,747,274	3,178,868

Other assets	80,000	-
Equipment, net	53,513	42,172
Intangible assets, net	479,167	-
Goodwill	250,000	-
Total assets	$14,609,954	$3,221,040

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$112,687	$381,510
Accrued liabilities	136,975	168,745
Accrued bonuses	288,388	440,357
Accrued legacy acquisition expense	500,000	1,250,000
Deferred revenue	114,055	98,425
Total current liabilities	1,152,105	2,339,037

Long term liabilities
Paycheck Protection Program (PPP 2) loan	623,828	623,828
Convertible promissory notes, net	-	1,429,953
Total liabilities	1,775,933	4,392,818
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 10,291,638 and 7,579,285 issued and outstanding	10,292	7,580
Additional paid-in capital	36,595,898	20,936,050
Accumulated deficit	(23,772,169)	(22,115,408)
Total stockholders’ equity (deficit)	12,834,021	(1,171,778)
Total liabilities and stockholders’ equity (deficit)	$14,609,954	$3,221,040

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	September 30, 2021	September 30, 2020
Revenue
Software services	$804,718	$187,652
Software license/software as a service	217,815	72,275
Total Revenue	1,022,533	259,927
Cost of goods sold	145,387	137,124
Gross Profit	877,146	122,803
Operating expenses:
Research and development expenses	989,384	736,750
General and administrative expenses	779,729	335,998
Sales and marketing expenses	504,687	289,476
Total operating expenses	2,273,800	1,362,224
Net loss from operations before other income (expense)	(1,396,654)	(1,239,421)

Other income (expense)
Other income	-	10,000
Interest income	19,623	534
Interest expense	-	(48,437)
Loss on conversion of convertible notes	(279,730)	-
Total other expense, net	(260,107)	(37,903)
Net Loss	$(1,656,761)	$(1,277,324)

Basic and diluted net loss per share	$(0.17)	$(0.18)
Weighted-average shares used to compute basic and diluted net loss per share	9,967,821	7,039,928

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2021	7,579,285	$7,580	$20,936,050	$(22,115,408)	$(1,171,778)
Common stock issued in Initial Public Offering, net	1,912,500	1,913	11,819,451	-	11,821,364
Common stock issued for convertible note conversion	324,150	324	1,605,852	-	1,606,176
Common stock issued for acquisition	77,264	77	749,923	-	750,000
Common stock issued for legacy acquisition obligation	375,000	375	749,625	-	750,000
Common stock issued to vendors for compensation	6,045	6	65,389	-	65,395
Common stock issued for exercise of options	17,394	17	45,683	-	45,700
Stock option-based compensation expense	-	-	536,524	-	536,524
Stock option-based board of directors expense	-	-	87,401	-	87,401
Net loss	-	-	-	(1,656,761)	(1,656,761)
Balance as of September 30, 2021	10,291,638	$10,292	$36,595,898	$(23,772,169)	$12,834,021

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2020	7,035,771	$7,036	$15,710,996	$(16,023,721)	$(305,689)
Sales of common stock to investors	2,423	2	10,818	-	10,820
Common stock issued to vendors for compensation	6,667	7	29,993	-	30,000
Stock option-based compensation expense	-	-	772,635	-	772,635
Stock option-based board of directors expense	-	-	41,532	-	41,532
Net loss	-	-	-	(1,277,324)	(1,277,324)
Balance as of September 30, 2020	7,044,861	$7,045	$16,565,974	$(17,301,045)	$(728,026)

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Cash flows from operating activities:
Net loss	$(1,656,761)	$(1,277,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	27,718	5,907
Amortization of paid-in kind common stock interest on convertible notes	-	54,039
Stock option based compensation for employees and board of directors	653,615	689,813
Issuance of common stock to vendors as compensation	62,034	15,000
Loss on conversion of convertible notes	279,730	-
Changes in operating assets and liabilities:
Accounts receivable	26,365	135,460
Pre-offering costs	470,136	-
Prepaid expenses and other current assets	(381,856)	(81,909)
Deferred costs	(17,185)	(124,155)
Other assets	(80,000)	-
Accounts payable	(268,823)	(52,343)
Accrued liabilities	(31,770)	(18,680)
Accrued bonus	(151,969)	(6,000)
Deferred revenue	15,630	499,650
Net cash used in operating activities	(1,053,136)	(160,542)
Cash flow from investing activities:
Purchases of equipment	(18,225)	(15,004)
Net cash used in investing activities	(18,225)	(15,004)
Cash flows from financing activities:
Proceeds from initial public offering, net	11,821,364	-
Proceeds from issuance of common equity to investors	-	10,820
Proceeds from exercise of stock options	45,700	-
Net cash provided by financing activities	11,867,064	10,820

Net change in cash and cash equivalents	10,795,703	(164,726)
Cash and cash equivalents, beginning of year	1,771,929	1,034,846
Cash and cash equivalents, end of period	$12,567,632	$870,120

Non-cash Investing and Financing activities:
Common stock issued for asset acquisition	$750,000	$-
Conversion of convertible promissory notes into common stock	$1,606,176	$-
Issuance of warrants in connection with initial public offering	$522,360	$-
Issuance of common stock for satisfaction of legacy acquisition liability	$750,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

NOTE 1. DESCRIPTION OF BUSINESS

The Glimpse Group, Inc. (“Glimpse”) is a Virtual (VR) and Augmented (AR) Reality company, comprised of a diversified portfolio of VR and AR software and services companies. Glimpse’s ten wholly-owned operating subsidiaries (“Subsidiary Companies” or “Subsidiaries”) are: Adept Reality, LLC (dba Adept XR Learning), Kabaq 3D Technologies, LLC (dba QReal), KreatAR, LLC (dba PostReality), D6 VR, LLC, Immersive Health Group, LLC, Foretell Studios, LLC (dba Foretell Reality), Number 9, LLC (dba Pagoni VR), Early Adopter, LLC, and MotionZone, LLC (dba AUGGD) and one subsidiary in Turkey, Glimpse Group Yazılım ve ARGE Ticaret Anonim Şirketi (“Glimpse Turkey”). In addition, the Company has one inactive subsidiary company, In-It VR, LLC (dba Mezmos), and with the operating Subsidiaries collectively comprise the “Company” or “Glimpse”. Glimpse was incorporated as The Glimpse Group, Inc. in the State of Nevada, on June 15, 2016.

A new subsidiary company was established in October 2021. See Note 11.

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

The Company completed an initial public offering (“IPO”) of its common stock on the Nasdaq Capital Market Exchange (“Nasdaq”) on July 1, 2021, under the ticker VRAR. See Note 7.

On November 2, 2021 the Company completed a securities purchase agreement (“SPA”) for the sale of additional common stock to certain institutional investors. See Note 11.

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a loss of $1.66 million during the three months ended September 30, 2021, compared to a loss of $1.28 million during the three months ended September 30, 2020. The loss was incurred as the Company funded operational expenses, primarily research and development, general and administrative, and sales and marketing costs.

On July 1, 2021 the Company completed an IPO in which, as a result of the sale of its common shares at $7.00 per share, it raised approximately $13.4 million in gross proceeds and $11.8 million in net proceeds after fees and expenses. See Note 7. Furthermore, on November 2, 2021 the Company completed a SPA whereby it sold additional common shares that resulted in approximately $13.6 million in net proceeds after fees and expenses. See Note 11.

The Company expects to continue to generate net losses for the foreseeable future as it makes investments to grow its business. Management believes that the Company’s existing balances of cash and cash equivalents, which are approximately $26 million following the SPA (see Note 11), will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, should the Company’s current cash and cash equivalents not be sufficient to support the development of its business to the point at which it has positive cash flows from operations, the Company plans to meet its future needs for additional capital through equity and/or debt financings. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2021 and the results of operations and cash flows for the three months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2022 or for any subsequent periods. The consolidated balance sheet at June 30, 2021 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2021.

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

The principal estimates relate to the valuation of allowance for doubtful accounts, common stock, stock options, cost of goods sold and allocation of the purchase price of assets relating to business combinations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and deposits in bank checking accounts with immediate access and cash equivalents that represent highly liquid investments.

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are provided for based upon a variety of factors, including historical amounts written-off, an evaluation of current economic conditions, and assessment of customer collectability. As of September 30, 2021 and June 30, 2021 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

Customer Concentration and Credit Risk

Two customers accounted for approximately 70% (56% and 14%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2021. Four different customers accounted for approximately 53% (19%, 13%, 11% and 10%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2020.

One customer accounted for approximately 76% of the Company’s accounts receivable at September 30, 2021. The same customer, and along with a different customer, accounted for approximately 71% (57% and 14%, respectively) of the Company’s accounts receivable at June 30, 2021.

The Company maintains cash in accounts that, at times, may be in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on such accounts.

Equipment, net

Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The costs of improvements and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred.

The Company assesses the recoverability of equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. There was no impairment of equipment for the periods presented.

Business Combinations

The results of a business acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values as of the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed may require management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows.

Intangibles, net

Intangibles represent the allocation of a portion of an asset acquisition purchase price (see Note 4). Intangibles are stated at allocated cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the related assets.

Goodwill

The Company reviews goodwill for impairment annually or more frequently if current circumstances or events indicate that the fair value may be less than its carrying value. The Company recorded goodwill related to an asset acquisition, see Note 4.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

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

The Company applies the following steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract;
●	recognize revenue as the performance obligation is satisfied;
●	determine that collection is reasonably assured.

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product or service is performed and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

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

Disaggregation of Revenue

The Company generated revenue for the three months ended September 30, 2021 and 2020 by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR and AR software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

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

Timing of Revenue

The timing of revenue recognition for the three months ended September 30, 2021 and 2020 was as follows:

	For the Three Months Ended
	September 30,
	2021	2020
Products transferred at a point in time	$955,751	$193,175
Products and services transferred over time	66,782	66,752
Total Revenue	$1,022,533	$259,927

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

Deferred revenue is comprised mainly of software project contract performance obligations not completed.

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of September 30, 2021, the Company had approximately $1.20 million in unfulfilled performance obligations.

Employee Stock-Based Compensation

The Company recognizes stock-based compensation expense related to grants to employees or service providers based on grant date fair values of common stock or the stock options, which are amortized over the requisite period, as well as forfeitures as they occur.

The Company values the options using the Black-Scholes Merton (“Black Scholes”) method utilizing various inputs such as expected term, expected volatility and the risk-free rate. The expected term reflects the application of the simplified method, which is the weighted average of the contractual term of the grant and the vesting period for each tranche. Expected volatility is derived from a weighted average of volatility inputs for the Company since its IPO. Prior to its IPO, expected volatility is derived from a weighted average of volatility inputs for comparable software and technology service companies The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected life of the award.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the three months ended September 30, 2021 and 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

NOTE 4. ASSET ACQUISTION

In August 2021, the Company, through its wholly owned subsidiary company, MotionZone, LLC (dba AUGGD), completed an acquisition of certain assets, as defined, from Augmented Reality Investments Pty Ltd, an Australia based company providing augmented reality software and services. Over time, the acquisition may facilitate the Company’s endeavors in the Architecture, Engineering and Construction (“AEC”) market segments.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

Initial consideration for the purchase was $0.75 million payable in Company common stock. In August 2021, the Company issued 77,264 shares of common stock to satisfy the purchase price. The acquisition agreement provides for additional contingent consideration in the form of Company common stock if certain future revenue targets are achieved through June 2024, which is not expected at this time. No liabilities were assumed as part of the acquisition and the primary assets acquired included employees, customer relationships and technology. The Company recorded the purchase price allocation as follows:

	As of September 30, 2021
	Value ($)	Useful Life (Years)
Intangible Assets
Customer Relationships	$250,000	3
Technology	250,000	3
Less: Accumulated Amortization	(20,833)
Intangible Assets, net	$479,167

Goodwill	$250,000	N/A

The goodwill recognized in connection with the acquisition is primarily attributable to new markets access and is expected to be deductible for tax purposes.

The results of operations of AUGGD have been included in the Company’s consolidated financial statements from the date of acquisition and did not have a material impact on the Company’s consolidated financial statements.

NOTE 5. CONTINGENT ACQUISITION LIABILITY

Kabaq 3D Technologies, LLC

The Company’s November 2016 acquisition of assets relating to the acquisition of Kabaq 3D Technologies, LLC contained a provision for additional acquisition consideration triggered by a potential listing of the Company’s common stock on a national securities exchange and certain stock trading volume thresholds. In August 2021, the milestones triggering the additional consideration were met and the Company incurred $750,000 of additional acquisition cost. In accordance with GAAP, the cost has been accrued as legacy acquisition liability on the Company’s balance sheet at June 30, 2021. This obligation was satisfied in August 2021 through the issuance of common stock in settlement of 375,000 stock options at $2.00 per share.

KreatAR, LLC

The Company’s October 2016 acquisition of assets relating to the acquisitions of KreatAR, LLC contained a provision for additional acquisition consideration triggered by a potential listing of the Company’s common stock on a national securities exchange and certain stock trading volume thresholds. In August 2021, the milestones triggering the additional consideration were met. In connection therewith, the Company incurred $500,000 of additional acquisition cost. In accordance with GAAP, the cost has been accrued as legacy acquisition liability on the Company’s balance sheet at June 30, 2021.

NOTE 6. DEBT

Convertible Promissory Notes 1

In December 2019 the Company raised $1.33 million by the issuance of unsecured Convertible Promissory Notes with a three-year term (the “Note 1” or “Notes 1”), primarily from existing Company investors.

The Notes 1 bore an interest rate of 10% per annum.

The Notes 1 were convertible by a Note 1 holder at any time during the term into common stock of the Company at a fixed price of $4.50/share, or approximately 295,000 shares of common stock upon full conversion.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

Interest expense on the Notes 1 was approximately $48,500 for the three months ended September 30, 2020, representing amortization of the original issue discount and prepaid interest for the period.

Primarily in January 2021, Note 1 holders converted approximately $1.21 million of principal into approximately 0.30 million shares of common stock at a revised (to encourage early conversion) conversion price of $4.00/share.

The holders of the remaining unconverted Notes 1, equating to approximately $117,000 (net of original discount of approximately $8,000) of outstanding principal at June 30, 2021, amended their Notes 1 to allow for auto conversion upon the Company’s potential IPO event at a conversion price of $4.25/share. As per the amendment, the residual Notes 1 converted upon the IPO and no further obligations existed. See Note 7.

The Company recorded a loss on conversion of the remaining Notes 1 of approximately $18,000 at time of the IPO, representing unamortized original issue discount and prepaid interest.

Convertible Promissory Notes 2

In March 2021, the Company raised $1.48 million by the issuance of unsecured Convertible Promissory Notes with a two-year term (the “Notes 2”), to several investors.

The Notes 2 bore an interest rate of 10% per annum.

The Notes 2 were convertible by a note holder at any time during the term into common stock of the Company at a fixed price of $5.00/share, or 295,000 shares of common stock upon full conversion. Notes 2 had a maturity date of March 5, 2023. All outstanding amounts at the time of the Company’s IPO automatically converted at $5.00/share in the aggregate. Convertible Notes 2 totaled approximately $1.313 million (net of original issue discount of approximately $162,000) at June 30, 2021. The Notes 2 converted upon the IPO and no further obligations existed. See Note 7.

The Company recorded a loss on conversion of the Notes 2 of approximately $262,000 at time of the IPO, representing unamortized original issue discount and prepaid interest.

NOTE 7. EQUITY

Initial Public Offering (“IPO”)

On July 1 ,2021, the Company completed an IPO of common stock on the Nasdaq under the symbol “VRAR”, at a price of $7.00 per share.

The Company sold approximately 1.91 million shares of common stock and realized net proceeds (after underwriting, professional fees and listing expenses) of $11.82 million.

In connection with the IPO, and for services rendered, the underwriter was issued a warrant to purchase 87,500 shares of common stock at $7.00 per share. The warrant cannot be exercised prior to December 30, 2021, and expires in June 2026. The warrant is valued at approximately $520,000 based on the Black-Scholes options pricing model method with the following assumptions: 5 year expected term, 129% expected volatility, 0.87% risk-free rate and 0% expected dividend yield.

As stated in Note 6, in conjunction with the IPO, the outstanding convertible promissory Notes 1 and 2 were satisfied in full through the issuance of 324,150 shares of common stock. A loss of approximately $280,000 was recorded on this conversion at the time of the IPO.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

Common Stock Issued

Common stock sold to Investors

During the three months ended September 30, 2021, the Company sold approximately 1.91 million shares of common stock to investors at the IPO at a price of $7.00 per share, for total net proceeds of approximately $11.82 million.

During the three months ended September 30, 2020, the Company sold approximately 2,400 shares of common stock to investors at a price of $4.50 per share, for total net proceeds of approximately $10,800.

Common stock issued to Investors

During the three months ended September 30, 2021, in connection with the conversion of convertible promissory notes and in conjunction with the IPO, the Company issued 324,150 shares of common stock (see Note 6).

Common stock issued for Acquisition

During the three months ended September 30, 2021 the Company issued approximately 77,000 shares of common stock, valued at $0.75 million, as consideration for the acquisition of certain assets (see Note 4).

Common stock issued for Legacy Acquisition Obligation

During the three months ended September 30, 2021 the Company issued 375,000 shares of common stock to satisfy a legacy acquisition obligation of $750,000 (see Note 5). This was accomplished by settling outstanding stock options the acquiree had been granted at $2.00 per share.

Common stock issued to Vendors

During the three months ended September 30, 2021 and 2020, the Company issued approximately 6,000 and 6,700 shares of common stock, respectively, to various vendors for services performed and recorded share-based compensation of approximately $65,000 and $30,000, respectively (of which approximately $3,000 and $15,000 was unrecognized in the periods, respectively).

Common stock issued for Exercise of options

During the three months ended September 30, 2021, the Company issued approximately 17,000 shares of common stock upon exercise of the respective option grants, and realized cash proceeds of approximately $46,000.

Employee Stock-Based Compensation

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has 10 million common shares reserved for issuance. As of September 30, 2021, there were 5.64 million shares available for issuance under the Plan.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan, are noted in the following table:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Weighted average expected terms (in years)	5.4	5.1
Weighted average expected volatility	146.1%	117.3%
Weighted average risk-free interest rate	0.9%	0.3%
Expected dividend yield	0.0%	0.0%

The grant date fair value, for options granted during the three months ended September 30, 2021 and 2020 was approximately $0.61 million and $0.40 million, respectively.

The following is a summary of the Company’s stock option activity for the three months ended September 30, 2021 and 2020:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2021	4,740,910	$3.40	8.5	$7,893,467
Options Granted	94,666	7.11	9.9	423,923
Options Exercised	(392,394)	2.14	7.2	(3,720,795)
Options Forfeited / Cancelled	(82,838)	4.61	9.5	(563,393)
Outstanding at September 30, 2021	4,360,344	$3.58	8.6	$16,283,017
Exercisable at September 30, 2021	4,143,324	$3.47	8.5	$15,852,955

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2020	4,092,593	$3.19	8.4	$5,553,916
Options Granted	108,324	4.50	9.9	-
Options Exercised	-	-	-	-
Options Forfeited / Cancelled	(16,809)	4.33	9.4	(2,828)
Outstanding at September 30, 2020	4,184,108	$3.22	8.4	$5,469,339
Exercisable at September 30, 2020	3,840,479	$3.14	8.4	$5,337,626

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

The Company’s stock option-based expense for the three months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Stock option-based expense :
Research and development expenses	$347,597	$403,912
General and administrative expenses	66,643	98,163
Sales and marketing expenses	127,992	99,300
Cost of goods sold	22,764	45,687
Board option expense	88,619	42,751
Total	$653,615	$689,813

During the year ended June 30, 2019, certain Company advisors received approximately $320,000 worth of Company stock options with an exercise price of $5.25/share and a three-year term, for potential services to be performed over a three-year period. Of the $320,000, $29,000 and $58,000 was categorized as a prepaid expense at September 30, 2021 and June 30, 2021, respectively. During the three months ended September 30, 2021 and 2020, the Company recognized approximately $29,000 for each period, as general and administration expense.

At September 30, 2021, total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $1.06 million and is expected to be recognized over a weighted average period of 1.85 years. At September 30, 2020, total unrecognized compensation expense related to stock options was approximately $1.19 million and was recognized over a weighted average period of 0.83 years.

The intrinsic value of stock options at September 30, 2021 was computed using a fair market value of the common stock of $7.29/share, as compared to $4.50/share at September 30, 2020.

NOTE 8. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Numerator:
Net loss	$(1,656,761)	$(1,277,324)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	9,967,821	7,039,928
Basic and diluted net loss per share	$(0.17)	$(0.18)

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	At September 30, 2021	At September 30, 2020
Stock Options	4,360,344	4,184,108
Warrants	87,500	-
Convertible Notes	-	296,111
Total	4,447,844	4,480,219

NOTE 9. PROVISION FOR INCOME TAXES

There was no current or deferred income tax provision for the three months ended September 30, 2021 and 2020.

The Company’s deferred tax assets as of September 30 2021 and 2020 consist of the following:

	As of September 30,	As of September 30,
	2021	2020
Deferred tax assets:
Net-operating loss carryforward	$4,269,910	$2,961,194
Stock-based compensation	586,042	394,742
Total Deferred Tax Assets	4,855,952	3,355,936
Valuation allowance	(4,855,952)	(3,355,936)
Deferred Tax Asset, Net	$-	$-

The Company maintains a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. At September 30, 2021, the Company had potential utilizable aggregate gross net operating loss carryforwards (“NOLs”) of approximately $12.35 million. NOLs for the periods ending June 30, 2018 and prior in the amount of approximately $2.86 million begin to expire in 2037. NOLs subsequent to June 30, 2018 have no expiration.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. As a result of the uncertainly in the realization of the Company’s deferred tax assets, the Company has provided a valuation allowance for the full amount of the deferred tax assets at September 30, 2021 and September 30, 2020.

The Company’s valuation allowance during the three months ended September 30, 2021 and 2020 increased by approximately $0.40 million and $0.20 million, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2021	2020
Statutory Federal Income Tax Rate	21.00%	21.00%
State and Local Taxes, Net of Federal Tax Benefit	(13.56)%	(13.56)%
Stock Based Compensation Expense (ISO)	10.61%	19.15%
Change in Valuation Allowance	(18.05)%	(26.59)%
Income Taxes Provision (Benefit)	0.00	0.00

Upon completion of its 2021 U.S. income tax return in 2022, the Company may identify additional remeasurement adjustments. The Company will continue to assess its provision for income taxes as future guidance is issued, but does not currently anticipate significant revisions will be necessary.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has an office space lease expiring, as amended, on December 31, 2022. To secure the initial lease, the Company paid a $75,000 security deposit.

Rent expense was approximately $86,000 and $72,000 for the three months ended September 30, 2021 and 2020, respectively. There is approximately $309,000 due on the lease for the October 2021-September 2022 period and approximately $75,000 due thereafter for the remaining lease term.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021 AND 2020

NOTE 11. SUBSEQUENT EVENTS

ASSET ACQUISTION

In October 2021, the Company, through its newly formed and wholly owned subsidiary company, XR Terra, LLC, completed an acquisition of certain assets, as defined, from XR Terra, Inc., a developer of teaching platforms utilized in coding software used in VR and AR programming.

Initial consideration for the purchase is $0.60 million payable 50% in Company common stock and 50% in cash. In October 2021, the Company paid $0.30 million cash and issued 33,877 shares of common stock to satisfy the purchase price. The acquisition agreement provides for additional contingent consideration in the form of Company common stock if certain future revenue targets are achieved through September 2024, which is not expected at this time. No liabilities were assumed as part of the acquisition and the primary assets acquired included employees, customer relationships and technology. The Company is currently determining its purchase price allocation between customer list, intellectual property and goodwill.

SECURITIES PURCHASE AGREEMENT (“SPA”)

In November 2021, the Company entered into a SPA to sell $15.0 million worth of its common stock and warrants to certain institutional investors in a private placement.

Under the terms of the SPA, the Company sold 1.50 million shares of its common stock and warrants to purchase 0.75 million shares of common stock. The warrants have an exercise price of $14.68 per share. The warrants will expire five years from the date they can be exercised. The purchase price for one share of common stock and half a corresponding warrant was $10.00. The gross proceeds to the Company from the registered direct offering were approximately $13.6 million after deducting the placement agent’s fees and other estimated offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, and related disclosures, as of and for the year ended June 30, 2021 , which are included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to The Glimpse Group, Inc.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

We were incorporated as The Glimpse Group, Inc. in the State of Nevada, on June 15, 2016 and are headquartered in New York, New York. We currently own and actively operate eleven, wholly-owned subsidiary companies (“Subsidiary Companies”, “Subsidiaries”) as represented in the below organizational charts:

THE GLIMPSE GROUP
FORETELL REALITY
Therapy & Support
Social VR Experiences & Environments
POST REALITY
Corporate & Universities
AR activation SaaS platforms
Financial Services
Data visualization, analysis, presentation & collaboration for VR/AR
QReal
Brands, Agencies & Retail
Lifelike 3D models & AR experiences
GLIMPSE TURKEY
3D Model Creation
Large Scale Photogrammetry Production
Education
AR/VR for the K-12 education market
ADEPT XR LEARNING
Corporate & Universities
Corporate training and e-learning
IMMERSIVE HEALTH GROUP
Healthcare & Nurses Training
VR/AR solutions for medical professional training
PAGONI VR
Media & Entertainment
Realtime and on-demand VR broadcasting
Architecture, Engineering & Construction
Augmented Reality Software and Services
XRTERRA
XR Training
Intensive XR Bootcamps

Significant Transactions

On July 1 ,2021, we completed an initial public offering (“IPO”) of common stock and initial listing on the Nasdaq Capital Market under the symbol “VRAR”, at an initial public offering price of $7.00 per share. In conjunction with the IPO and the underwriter’s exercise of its over-allotment option, we sold 1,912,500 shares of common stock and realized net proceeds (after underwriting, professional fees and listing expenses) of $11.82 million.

In August 2021, we completed an acquisition of certain assets from Augmented Reality Investments Pty Ltd, an Australia based company providing augmented reality software and services to the Architecture, Engineering and Construction market segments. Initial consideration for the purchase was $0.75 million payable by the issuance of 77,264 shares of our common stock. Additional consideration in the form of our common stock shall be issued if certain future revenue growth targets are achieved.

In October 2021, we completed an acquisition of certain assets from XR Terra, Inc., a developer of teaching platforms utilized in coding software used in VR and AR programming. Initial consideration for the purchase is $0.60 million payable 50% in our common stock and 50% in cash. In October 2021, the Company paid $0.30 million cash and issued 33,877 shares of common stock to satisfy the purchase price. Additional consideration in the form of our common stock shall be issued if certain future revenue growth targets are achieved.

On November 2, 2021, we, pursuant to a securities purchase agreement, sold 1.50 million shares of common stock and warrants to purchase 0.75 million shares of common stock to certain institutional investors in a private placement. The warrants have an exercise price of $14.68 per share. The purchase price for one share of common stock and half a corresponding warrant was $10.00. The gross proceeds to us from the private placement offering was approximately $13.6 million after deducting the placement agent’s fees and other offering expenses.

Financial Highlights for the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%
	(in millions)
Revenue	$1.02	$0.26	$0.76	292%
Cost of Goods Sold	0.15	0.14	0.01	7%
Gross Profit	0.87	0.12	0.75	625%
Total Operating Expenses	2.27	1.36	0.91	67%
Loss from Operations before Other Income and Expense	(1.40)	(1.24)	(0.16)	13%
Other Income and Expense, net	(0.26)	(0.04)	(0.22)	550%
Net Loss	$(1.66)	$(1.28)	$(0.38)	30%

Revenues

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%
	(in millions)
Software Services	$0.80	$0.19	$0.61	321%
Software License/Software as a Service	0.22	0.07	0.15	214%
Total Revenue	$1.02	$0.26	$0.76	292%

Total revenue for the three months ended September 30, 2021 was approximately $1.02 million compared to approximately $0.26 million for the three months ended September 30, 2020, an increase of 292%. This growth was primarily due to the addition of new customers.

We break out our revenues into two main categories – Software Services and Software License.

●	Software Services revenues are primarily comprised of VR/AR projects, services related to our software licenses and consulting retainers.
●	Software License revenues are comprised of the sale of our internally developed VR/AR software as licenses or as software-as-a-service (“SaaS”).

For the three months ended September 30, 2021, Software Services revenue was approximately $0.80 million compared to approximately $0.19 million for the three months ended September 30, 2020, an increase of approximately 321%. This growth was primarily due to the addition of new customers.

For the three months ended September 30, 2021, Software License revenue was approximately $0.22 million compared to approximately $0.07 for the three months ended September 30, 2020, an increase of approximately 214%. As the VR and AR industries continue to mature, we expect our Software License revenue to continue to grow on an absolute basis and as an overall percentage of total revenue.

For the three months ended September 30, 2021, non-project revenue (i.e., VR/AR Software and services revenue only), was approximately $0.86 million compared to approximately $0.14 million for the three months ended September 30, 2020, an increase of approximately 514%. For the three months ended September 30, 2021, non-project revenue accounted for approximately 84% of total revenues compared to approximately 54% for the three months ended September 30, 2020.

Customer Concentration

Two customers accounted for approximately 70% (56% and 14%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2021. Four different customers accounted for approximately 53% (19%, 13%, 11% and 10%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2020.

We operate in an early stage industry, and customers are exploring various options for AR and VR solutions and acting as early adopters of VR and AR solutions. As such, there is a high degree of variance on our source of revenues while customers are on-boarded and our software product and solutions are integrated, measured and digested. A customer that may account for a higher concentration of revenue in one period may not account for any revenue in subsequent periods. In some cases those customers could re-engage after they have evaluated our solutions and may or may not be a source of future revenue. As such, customers that make up a significant portion of revenues in one period, often do not make up a significant portion in other periods. Given this dynamic, which has continued both prior and subsequent to the reported periods, we expect this variability in Customer Concentration to continue until such point in time when our revenue has reached larger scale, and with a larger portion of our revenues coming from Software Licenses/SaaS. Due to the consistent oscillation in Customer Concentration from period-to-period, we do not view Customer Concentration as a material issue at this time.

Gross Profit

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%
	(in millions)
Revenue	$1.02	$0.26	$0.76	292%
Cost of Goods Sold	0.15	0.14	0.01	7%
Gross Profit	0.87	0.12	0.75	625%
Gross Profit Margin	85%	46%

Gross profit was approximately 85% for the three months ended September 30, 2021 compared to approximately 46% for the three months ended September 30, 2020. The increase was driven by the increase in non-project revenue which produces higher margin and improved management of project revenue costs of goods sold.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 were approximately $2.27 million compared to $1.36 million for the three months ended September 30, 2020, an increase of approximately 67%. This increase was driven by increased employee headcount to support growth and the incurrence of expenses specific to Glimpse being a publicly traded company.

Research and Development

Research and development expenses for the three months ended September 30, 2021 were approximately $0.99 million compared to $0.74 million for the three months ended September 30, 2020, an increase of approximately 34%. This reflects increased use of fulltime employee headcount. Going forward, we expect research and development costs to continue to increase as we continue to develop and commercialize our software products.

For the three months ended September 30, 2021, non-cash stock option expenses relating to research and development included approximately $0.35 million of employee compensation expenses, comprising approximately 35% of total research and development expenses. For the three months ended September 30, 2020, non-cash stock option expenses relating to research and development included approximately $0.40 million of employee compensation expenses, comprising approximately 54% of total research and development expenses. Over time, we expect non-cash stock options and common stock research and development expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation.

General and Administrative

General and administrative expenses for the three months ended September 30, 2021 were approximately $0.78 million compared to $0.34 million for the three months ended September 30, 2020, an increase of approximately 129%. The increase reflects additional headcount, related cash compensation and other expenses to build infrastructure to support the operations of a public company (i.e., public company directors & officers liability insurance, investor relation and public listing fees, additional legal and accounting fees, and additional independent board members).

For the three months ended September 30, 2021, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.22 million of employee, board of directors and other compensation expenses, comprising approximately 28% of total general and administrative expenses. For the three months ended September 30, 2020, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.14 million of employee, board of directors and other compensation expenses, comprising approximately 41% of total general and administrative expenses. Over time, we expect non-cash stock options and common stock general and administrative expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2021 were approximately $0.50 million compared to $0.29 million for the three months ended September 30, 2020, an increase of approximately 72%. The increase was driven by an employee bonus related to year-to-date revenue milestones met during the current quarter and internal reallocations between operating functions. As our subsidiary companies continue to establish initial market traction and grow their revenue base, we expect to increase our business development and sales expenses.

For the three months ended September 30, 2021, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.13 million of employee compensation expense, comprising approximately 26% of total sales and marketing expenses. For the three months ended September 30, 2020, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.11 million of employee, vendor and fee compensation expenses, comprising approximately 38% of total sales and marketing expenses. This non-cash period-to-period decrease reflects cash bonus compensation representing a greater percentage of total sales and marketing expense.

Other Income and Expense, net

Other income and expense, net for the three months ended September 30, 2021, was an expense of $0.26 million as compared to an expense of $0.04 million during the prior period, an increase in expense of $0.22 million. This increase primarily reflects the $0.28 million non-cash loss on conversion of convertible notes to common stock as a result of the July 1, 2021 initial public offering, offset by a decrease of approximately $0.05 million in non-cash interest expense on the notes in the prior period.

Net Losses

We sustained a net loss of $1.66 million for the three months ended September 30, 2020 as compared to a net loss of $1.28 million for the prior period, a loss increase of $0.38 million or 30%. This reflects a period-over-period increase in revenue and related gross profit, offset by an increase in operating expenses and the incurrence of a non-cash loss on conversion of convertible notes to common stock as a result of the July 1, 2021 initial public offering and a decrease in non-cash interest expense.

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

We have included a reconciliation of our financial measures calculated in accordance with GAAP to the most comparable non-GAAP financial measures. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding GAAP measures provided by each company under applicable SEC rules.

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30,
	2021	2020
	(in millions)
Net loss	$(1.66)	$(1.28)
Interest expense, net	-	0.05
Depreciation and amortization	0.03	0.01
EBITDA (loss)	(1.63)	(1.22)
Stock based compensation expenses	0.72	0.70
Stock based financing related expenses	0.28	-
Public company expenses	0.18	-
Acquisition related expenses	0.01	-
Adjusted EBITDA (loss)	$(0.44)	$(0.52)

Adjusted EBITDA loss for the three months ended September 30, 2021 improved by $0.08 million, or approximately 15%, as compared to that of the three months ended September 30, 2020.

Liquidity and Capital Resources

	For the Three Months Ended
	September 30,		Change
	2021	2020	$	%
	(in millions)
Net cash used in operating activities	$(1.05)	$(0.16)	$(0.89)	-556%
Net cash used in investing activities	(0.02)	(0.02)	-	0%
Net cash provided by financing activities	11.87	0.01	11.86	118600%
Net increase (decrease) in cash and cash equivalents	10.80	(0.17)	10.97	6453%
Cash and cash equivalents, beginning of year	1.78	1.04	0.74	71%
Cash and cash equivalents, end of period	$12.58	$0.87	$11.71	1346%

Operating Activities

Net cash used in operating activities was $1.05 million for the three months ended September 30, 2021, compared to $0.16 million during the prior period, an increase of approximately $0.89 million. This primarily reflects an increase in net loss of approximately $0.38 million, a decrease in deferred revenue/deferred costs of approximately $0.38 million and one-time cash payments of approximately $0.49 million related to Glimpse becoming a public company; offset by the non-cash loss on conversion of convertible notes of approximately $0.28 million.

Investing Activities

During the three months ended September 30, 2021, net cash used in investing activities was approximately $0.02 million, consistent to the prior period.

Financing Activities

Cash flow provided from financing activities during the three months ended September 30, 2021 was $11.87 million, primarily reflecting the net proceeds from our IPO. Financing activities were negligible during the same period of the prior year.

Capital Resources

As of September 30, 2021 the Company had cash and cash equivalent balances of $12.6 million. In addition, on November 2, 2021, $13.6 million in net cash was raised from the sale of 1.50 million shares of common stock and warrants to purchase 0.75 million shares of common stock. As of November 15, 2021, the Company had cash and cash equivalent balances in excess of $25.0 million.

As of September 30, 2021 the Company had no outstanding debt obligation except for a $0.62 million Paycheck Protection Program 2 loan expected to be fully forgiven in the coming months.

As of September 30, 2021 the Company had no issued and outstanding preferred stock.

The Company believes that it is sufficiently funded to meet its operational plan and future obligations beyond the 12-month period from the date of this filing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Recently Adopted Accounting Pronouncements

Please see Note 3 of our June 30, 2021 consolidated financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2021.

During the period ended September 30, 2021, there was no change in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2021 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

During the three months ended September 30, 2021, the Company issued 324,150 shares of Common Stock upon full conversions of $1.60 million of outstanding convertible promissory notes.

During the three months ended September 30, 2021, the Company issued an aggregate of 6,045 shares of Common Stock for consulting services.

Subsequent to September 30, 2021, the Company issued an aggregate of 11,847 shares of Common Stock for consulting services and employee compensation.

Each of the foregoing transactions was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. In the alternative, the common stock issued upon the exercise of conversion rights is an exempt security pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended.

Use of Proceeds

On June 30, 2021, our Registration Statement on Form S-1 (No. 333-255049)(“Registration Statement”) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 1,912,500 shares of common stock, including shares issued pursuant to the exercise of the underwriter’s over-allotment option, at an initial public offering price of $7.00 per share for aggregate net cash proceeds of $11.82 million after deducting underwriting discounts and commissions, and offering costs borne by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The sale and issuance of 1,912,500 shares closed on July 6, 2021. EF Hutton, a division of Benchmark Investments, LLC, acted as the sole book-running manager for the offering. There has been no material change in the planned use of proceeds from our initial public offering from that described in our Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

There have been no material changes to the procedures by which our securityholders may recommend nominees to the board of directors.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of November, 2021.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer, President
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer
(Principal Financial Officer)

