Form 10-Q
period 2021-12-31
Glimpse Group, Inc.
filed 2022-02-14
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

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

As of February 10, 2022, the registrant had 12,609,083 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

2

THE GLIMPSE GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

THE GLIMPSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2021 (Unaudited)	As of June 30, 2021 (Audited)
ASSETS
Cash and cash equivalents	$24,828,043	$1,771,929
Investments	247,430	-
Accounts receivable	1,287,735	626,244
Deferred costs	21,030	29,512
Pre-offering costs	-	470,136
Acquisition escrow	4,000,000	-
Prepaid expenses and other current assets	479,512	281,047
Total current assets	30,863,750	3,178,868

Equipment, net	76,899	42,172
Other assets	64,000	-
Intangible assets, net	712,501	-
Goodwill	550,000	-
Total assets	$32,267,150	$3,221,040

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$142,774	$381,510
Accrued liabilities	105,655	168,745
Accrued bonuses	406,505	440,357
Accrued legacy acquisition expense	460,000	1,250,000
Deferred revenue	98,736	98,425
Total current liabilities	1,213,670	2,339,037

Long term liabilities
Paycheck Protection Program loan	623,828	623,828
Convertible promissory notes, net	-	1,429,953
Total liabilities	1,837,498	4,392,818
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred Stock, par value $0.001 per share, 20 million shares authorized;0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 12,480,416 and 7,579,285 issued and outstanding	12,480	7,580
Additional paid-in capital	55,764,735	20,936,050
Accumulated deficit	(25,347,563)	(22,115,408)
Total stockholders’ equity (deficit)	30,429,652	(1,171,778)
Total liabilities and stockholders’ equity (deficit)	$32,267,150	$3,221,040

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2021	2020	2021	2020
Revenue
Software services	$1,613,195	$1,191,222	$2,417,913	$1,378,874
Software license/software as a service	76,807	68,623	294,622	140,898
Total Revenue	1,690,002	1,259,845	2,712,535	1,519,772
Cost of goods sold	212,254	546,192	357,641	683,316
Gross Profit	1,477,748	713,653	2,354,894	836,456
Operating expenses:
Research and development expenses	1,190,490	588,766	2,179,874	1,325,516
General and administrative expenses	1,197,109	372,990	1,976,838	708,988
Sales and marketing expenses	665,677	445,279	1,170,364	734,755
Total operating expenses	3,053,276	1,407,035	5,327,076	2,769,259
Net loss from operations before other income (expense)	(1,575,528)	(693,382)	(2,972,182)	(1,932,803)

Other income (expense)
Other income	-	-	-	10,000
Interest income	134	730	19,757	1,264
Interest expense	-	(48,437)	-	(96,874)
Loss on conversion of convertible notes	-	-	(279,730)	-
Total other income (expense), net	134	(47,707)	(259,973)	(85,610)
Net Loss	$(1,575,394)	$(741,088)	$(3,232,155)	$(2,018,412)

Basic and diluted net loss per share	$(0.14)	$(0.11)	$(0.30)	$(0.29)
Weighted-average shares used to compute basic and diluted net loss per share	11,637,318	7,053,986	10,802,570	7,046,510

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of October 1, 2021	10,291,638	$10,292	$36,595,898	$(23,772,169)	$12,834,021
Common stock issued in Securities Purchase Agreement, net	1,500,000	1,500	13,576,900	-	13,578,400
Common stock issued for acquisitions	311,078	311	4,299,689	-	4,300,000
Common stock issued for legacy acquisition obligation	20,000	20	39,980	-	40,000
Common stock issued to vendors for compensation	7,328	7	82,493	-	82,500
Common stock issued for exercise of options	339,531	339	567,580	-	567,919
Stock based compensation expense	10,841	11	513,728	-	513,739
Stock option-based board of directors expense	-	-	88,467	-	88,467
Net loss	-	-	-	(1,575,394)	(1,575,394)
Balance as of December 31, 2021	12,480,416	$12,480	$55,764,735	$(25,347,563)	$30,429,652

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2021	7,579,285	$7,580	$20,936,050	$(22,115,408)	$(1,171,778)
Common stock issued in Initial Public Offering, net	1,912,500	1,913	11,819,451	-	11,821,364
Common stock issued in Securities Purchase Agreement, net	1,500,000	1,500	13,576,900	-	13,578,400
Common stock issued for convertible note conversion	324,150	324	1,605,852	-	1,606,176
Common stock issued for acquisitions	388,342	388	5,049,612	-	5,050,000
Common stock issued for legacy acquisition obligation	395,000	395	789,605	-	790,000
Common stock issued to vendors for compensation	13,373	13	147,882	-	147,895
Common stock issued for exercise of options	356,925	356	613,263	-	613,619
Stock based compensation expense	10,841	11	1,050,252	-	1,050,263
Stock option-based board of directors expense	-	-	175,868	-	175,868
Net loss	-	-	-	(3,232,155)	(3,232,155)
Balance as of December 31, 2021	12,480,416	$12,480	$55,764,735	$(25,347,563)	$30,429,652

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of October 1, 2020	7,044,861	$7,045	$16,565,974	$(17,301,045)	$(728,026)
Sale of common stock to investors	50,572	51	227,604	-	227,655
Common stock issued for convertible note conversion	14,444	14	64,986	-	65,000
Common stock issued to vendors for compensation	4,666	4	20,996	-	21,000
Stock option-based compensation expense	-	-	659,180	-	659,180
Stock option-based board of directors expense	-	-	41,532	-	41,532
Net loss	-	-	-	(741,088)	(741,088)
Balance as of December 31, 2020	7,114,543	$7,114	$17,580,272	$(18,042,133)	$(454,747)

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2020	7,035,771	$7,036	$15,710,996	$(16,023,721)	$(305,689)
Sale of common stock to investors	52,995	53	238,422	-	238,475
Common stock issued for convertible note conversion	14,444	14	64,986	-	65,000
Common stock issued to vendors for compensation	11,333	11	50,989	-	51,000
Stock option-based compensation expense	-	-	1,431,815	-	1,431,815
Stock option-based board of directors expense	-	-	83,064	-	83,064
Net loss	-	-	-	(2,018,412)	(2,018,412)
Balance as of December 31, 2020	7,114,543	$7,114	$17,580,272	$(18,042,133)	$(454,747)

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31, 2021	For the Six Months Ended December 31, 2020
Cash flows from operating activities:
Net loss	$(3,232,155)	$(2,018,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	102,851	12,198
Amortization of paid-in kind common stock interest on convertible notes	-	96,874
Common stock and stock option based compensation for employees and board of directors	1,289,381	1,534,416
Issuance of common stock to vendors as compensation	147,895	51,000
Loss on conversion of convertible notes	279,730	-

Changes in operating assets and liabilities:
Accounts receivable	(661,491)	(188,907)
Pre-offering costs	470,136	-
Prepaid expenses and other current assets	(359,921)	(16,452)
Deferred costs	3,181	(115,537)
Other assets	(64,000)	-
Accounts payable	(238,736)	(45,275)
Accrued liabilities	(63,090)	(31,733)
Accrued bonuses	(33,852)	-
Deferred revenue	311	(54,416)
Net cash used in operating activities	(2,359,760)	(776,244)
Cash flow from investing activities:
Purchases of equipment	(50,080)	(15,036)
Asset acquisition	(300,000)	-
Purchase of investments	(247,430)	-
Net cash used in investing activities	(597,510)	(15,036)
Cash flows from financing activities:
Proceeds from initial public offering, net	11,821,364	-
Proceeds from securities purchase agreement, net	13,578,400	-
Proceeds from issuance of common equity to investors	-	225,705
Proceeds from exercise of stock options	613,620	-
Net cash provided by financing activities	26,013,384	225,705

Net change in cash and cash equivalents	23,056,114	(565,575)
Cash and cash equivalents, beginning of year	1,771,929	1,034,846
Cash and cash equivalents, end of period	$24,828,043	$469,271
Non-cash Investing and Financing activities:
Common stock issued for acquisitions	$1,050,000	$-
Common stock issued and escrowed for acquisition	$4,000,000	$-
Conversion of convertible promissory notes into common stock	$1,606,176	$65,000
Issuance of warrants in connection with initial public offering	$522,360	$-
Issuance of warrants in connection with securities purchase agreement	$8,797,546	$-
Issuance of common stock for satisfaction of legacy acquisition liability	$790,000	$-
Common stock subscription receivable	$-	$12,770

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2021 AND 2020

NOTE 1. DESCRIPTION OF BUSINESS

The Glimpse Group, Inc. (“Glimpse”) is a Virtual (VR) and Augmented (AR) Reality company, comprised of a diversified portfolio of VR and AR software and services companies. Glimpse’s eleven wholly-owned operating subsidiaries (“Subsidiary Companies” or “Subsidiaries”) are: Adept Reality, LLC (dba Adept XR Learning), Kabaq 3D Technologies, LLC (dba QReal), KreatAR, LLC (dba PostReality), D6 VR, LLC, Immersive Health Group, LLC, Foretell Studios, LLC (dba Foretell Reality), Number 9, LLC (dba Pagoni VR), Early Adopter, LLC, MotionZone, LLC (which, along with its subsidiary, The Glimpse Group Australia Pty Ltd, are dba AUGGD), XR Terra, LLC (dba XR Terra), and a subsidiary in Turkey, Glimpse Group Yazılım ve ARGE Ticaret Anonim Şirketi (“Glimpse Turkey”). In addition, the Company has one inactive subsidiary company, In-It VR, LLC (dba Mezmos), and with the operating Subsidiaries collectively comprise the “Company” or “Glimpse”. Glimpse was incorporated as The Glimpse Group, Inc. in the State of Nevada, on June 15, 2016.

In December 2021, the Company entered into a definitive agreement to purchase Sector 5 Digital, LLC (“S5D”), an enterprise focused, immersive technology company. The purchase closed in February 2022. See Notes 8 and 11.

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

The Company completed an initial public offering (“IPO”) of its common stock on the Nasdaq Capital Market Exchange (“Nasdaq”) on July 1, 2021, under the ticker VRAR. In addition, pursuant to a Securities Purchase Agreement (“SPA”) the Company sold additional common stock to certain institutional investors in November 2021. See Note 8.

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a loss of $3.23 million during the six months ended December 31, 2021, compared to a loss of $2.02 million during the six months ended December 31, 2020. The loss was incurred as the Company funded operational expenses, primarily research and development, general and administrative, and sales and marketing costs.

On July 1, 2021, the Company completed an IPO in which, as a result of the sale of its common shares at $7.00 per share, it raised approximately $11.8 million in net proceeds after fees and expenses. See Note 8. Furthermore, in November 2021 the Company completed a SPA whereby it sold additional common shares that resulted in approximately $13.6 million in net proceeds after fees and expenses. See Note 8.

The Company expects to continue to generate net losses for the foreseeable future as it makes investments to grow its business. Management believes that the Company’s existing balances of cash and cash equivalents, which are approximately $19 million following the purchase of S5D (see Note 11), will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, should the Company’s current cash and cash equivalents not be sufficient to support the development of its business to the point at which it has positive cash flows from operations, the Company plans to meet its future needs for additional capital through equity and/or debt financings. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2021 AND 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2021, the results of operations for the three and six months ended December 31, 2021 and 2020, and cash flows for the six months ended December 31, 2021 and 2020. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2022 or for any subsequent periods. The consolidated balance sheet at June 30, 2021 has been derived from the audited consolidated financial statements at that date.

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

The principal estimates relate to the valuation of allowance for doubtful accounts, common stock, stock options, warrants, cost of goods sold and allocation of the purchase price of assets relating to business combinations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and deposits in bank checking accounts with immediate access and cash equivalents that represent highly liquid investments.

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are provided for based upon a variety of factors, including historical amounts written-off, an evaluation of current economic conditions, and assessment of customer collectability. As of December 31, 2021 and June 30, 2021, no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Customer Concentration and Credit Risk

Two customers accounted for approximately 75% (45% and 30%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2021. The same two customers accounted for approximately 67% (49% and 18%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2021.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2021 AND 2020

Two customers accounted for approximately 63% (42% and 21%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2020. The same two customers accounted for approximately 53% (35% and 18%, respectively) of the Company’s total gross revenues during the six months ended December 30, 2020.

Two customers accounted for approximately 83% (44% and 39%, respectively) of the Company’s accounts receivable at December 31, 2021. One of those customers, and along with a different customer, accounted for approximately 71% (57% and 14%, respectively) of the Company’s accounts receivable at June 30, 2021.

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

Intangible assets (other than Goodwill)

Intangibles represent the allocation of a portion of an asset acquisition purchase price (see Note 4). Intangibles are stated at allocated cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the related assets. The Company reviews intangibles for impairment when current events indicate that the fair value may be less than the carrying value.

Goodwill

The Company reviews goodwill for impairment annually or more frequently if current circumstances or events indicate that the fair value may be less than its carrying value. The Company recorded goodwill related to asset acquisitions, see Note 4.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, such as investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The Company’s convertible debt approximates fair value due to its short-term nature and market rate of interest.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2021 AND 2020

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

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer or service is performed and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Any unrecognized portion of revenue and any corresponding unrecognized expenses are presented as deferred revenue and deferred costs, respectively, in the accompanying consolidated balance sheet. Deferred costs include cash and equity based payroll costs, and may include payments to consultants and vendors.

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

Disaggregation of Revenue

The Company generated revenue for the three and six months ended December 31, 2021 and 2020 by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR and AR software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

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

Revenue for Software License and SaaS is recognized at the point of time in which the Company delivers the software and the customer accepts delivery. If there are significant contractually stated ongoing service obligations to be performed during the term of the Software License or SaaS contract, then revenues are recognized ratably over the term of the contract.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2021 AND 2020

Timing of Revenue

The timing of revenue recognition for the three and six months ended December 31, 2021 and 2020 was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Products transferred at a point in time	$1,634,998	$1,099,423	$2,590,749	$1,292,598
Products and services transferred over time	55,004	160,422	121,786	227,174
Total Revenue	$1,690,002	$1,259,845	$2,712,535	$1,519,772

Remaining Performance Obligations

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.

For Software Services project contracts, the Company generally invoices customers after the project has been delivered and accepted by the customer. Software Service project contracts typically consist of designing and programming software for the customer. In most cases, there is only one performance obligation, and revenue is recognized upon completion, delivery and customer acceptance. In certain instances, one contract may include multiple distinct projects that can each be implemented and operated independently of subsequent projects in the contract. In such cases, the Company accounts for these distinct projects as separate performance obligations and recognizes revenue upon the completion of each project or obligation, its delivery and customer acceptance.

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

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of December 31, 2021, the Company had approximately $1.55 million in unfulfilled performance obligations.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2021 AND 2020

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the three and six months ended December 31, 2021 and 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2021 AND 2020

NOTE 4. ASSET ACQUISITIONS

AUGGD

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

Intangible Assets	$500,000
Goodwill	250,000
Total	$750,000

The goodwill recognized in connection with the acquisition is primarily attributable to new markets access and is expected to be deductible for tax purposes.

The results of operations of AUGGD have been included in the Company’s consolidated financial statements from the date of acquisition and did not have a material impact on the Company’s consolidated financial statements.

XR Terra

In October 2021, the Company, through its wholly owned subsidiary company, XR Terra, LLC, completed an acquisition of certain assets, as defined in the agreement, from XR Terra, Inc., a developer of teaching platforms utilized in coding software used in VR and AR programming.

Initial consideration for the purchase was $0.60 million payable 50% in Company common stock and 50% in cash. In October 2021, the Company paid $0.30 million in cash and issued 33,877 shares of common stock to satisfy the purchase price. The acquisition agreement provides for additional contingent consideration in the form of Company common stock if certain future revenue targets are achieved through September 2024, which is not expected at this time. No liabilities were assumed as part of the acquisition and the primary assets acquired included employees and technology. The Company recorded the purchase price allocation as follows:

Intangible Assets	$300,000
Goodwill	300,000
Total	$600,000

The goodwill recognized in connection with the acquisition is primarily attributable to new markets access and is expected to be deductible for tax purposes.

The results of operations of XR Terra have been included in the Company’s consolidated financial statements from the date of acquisition and did not have a material impact on the Company’s consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2021 AND 2020

NOTE 5. INTANGIBLE ASSETS

The Company recorded intangible assets in connection with its asset purchases of AUGGD and XR Terra (see Note 4). The intangible assets, their respective amortization period, and accumulated amortization at December 31, 2021 are as follows:

	As of December 31, 2021
	Value ($)			Amortization Period (Years)
	AUGGD	XR Terra	Total
Intangible Assets
Customer Relationships	$250,000	$-	$250,000	3
Technology	250,000	300,000	550,000	3
Less: Accumulated Amortization	(62,500)	(24,999)	(87,499)
Intangible Assets, net	$437,500	$275,001	$712,501

Intangible asset amortization expense for the three and six months ended December 31, 2021 was $20,834 and $87,499, respectively.

Estimated intangible asset amortization expense for the next four years is as follow:

Remaining FYE June 30, 2022	$133,333
Fiscal Year Ended June 30, 2023	266,667
Fiscal Year Ended June 30, 2024	266,667
Fiscal Year Ended June 30, 2025	45,834

NOTE 6. CONTINGENT ACQUISITION LIABILITY

Kabaq 3D Technologies, LLC

The Company’s November 2016 acquisition of assets relating to the acquisition of Kabaq 3D Technologies, LLC contained a provision for additional acquisition consideration triggered by a potential listing of the Company’s common stock on a national securities exchange and certain stock trading volume thresholds. In August 2021, the milestones triggering the additional consideration were met and the Company incurred $750,000 of additional acquisition cost. In accordance with GAAP, the cost has been accrued as a legacy acquisition liability on the Company’s balance sheet at June 30, 2021. This obligation was satisfied in August 2021 through the issuance of common stock in settlement of 375,000 stock options at $2.00 per share.

KreatAR, LLC

The Company’s October 2016 acquisition of assets relating to the acquisitions of KreatAR, LLC contained a provision for additional acquisition consideration triggered by a potential listing of the Company’s common stock on a national securities exchange and certain stock trading volume thresholds. In August 2021, the milestones triggering the additional consideration were met. In connection therewith, the Company incurred $500,000 of additional acquisition cost. In accordance with GAAP, the cost has been accrued as a legacy acquisition liability on the Company’s balance sheet at June 30, 2021. This obligation was partially satisfied in December 2021 through the issuance of common stock in settlement of 20,000 stock options at $2.00 per share. Also, see Note 11.

NOTE 7. DEBT

Convertible Promissory Notes 1

In December 2019, the Company raised $1.33 million by the issuance of unsecured Convertible Promissory Notes with a three-year term (the “Note 1” or “Notes 1”), primarily from existing Company investors.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2021 AND 2020

The Notes 1 bore an interest rate of 10% per annum.

The Notes 1 were convertible by a Note 1 holder at any time during the term into common stock of the Company at a fixed price of $4.50/share, or approximately 295,000 shares of common stock upon full conversion. Interest expense on the Notes 1 was approximately $48,500 and $97,000 for the three and six months ended December 31, 2020, respectively, representing amortization of the original issue discount and prepaid interest for the period.

In December 2020 and primarily in January 2021, Note 1 holders converted approximately $1.21 million of principal into approximately 0.30 million shares of common stock at a revised (to encourage early conversion) conversion price of $4.00/share.

The holders of the remaining unconverted Notes 1, equating to approximately $117,000 (net of original discount of approximately $8,000) of outstanding principal at June 30, 2021, amended their Notes 1 to allow for auto conversion upon the Company’s potential IPO event at a conversion price of $4.25/share. As per the amendment, the residual Notes 1 converted upon the IPO and no further obligations existed. See Note 8.

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

The Notes 2 were convertible by a note holder at any time during the term into common stock of the Company at a fixed price of $5.00/share, or 295,000 shares of common stock upon full conversion. Notes 2 had a maturity date of March 5, 2023. All outstanding amounts at the time of the Company’s IPO automatically converted at $5.00/share in the aggregate. Convertible Notes 2 totaled approximately $1.313 million (net of original issue discount of approximately $162,000) at June 30, 2021. The Notes 2 converted upon the IPO and no further obligations existed. See Note 8.

The Company recorded a loss on conversion of the Notes 2 of approximately $262,000 at time of the IPO, representing unamortized original issue discount and prepaid interest.

NOTE 8. EQUITY

Initial Public Offering (“IPO”)

On July 1, 2021, the Company completed an IPO of common stock on the Nasdaq under the symbol “VRAR”, at a price of $7.00 per share.

The Company sold approximately 1.91 million shares of common stock and realized net proceeds (after underwriting, professional fees and listing expenses) of $11.82 million.

In connection with the IPO, and for services rendered, the underwriter was issued a warrant to purchase 87,500 shares of common stock at $7.00 per share. The warrant cannot be exercised prior to December 30, 2021 and expires in June 2026. The warrant was valued at approximately $520,000 based on the Black-Scholes options pricing model method with the following assumptions: 5 year expected term, 129% expected volatility, 0.87% risk-free rate and 0% expected dividend yield.

As stated in Note 7, in conjunction with the IPO, the outstanding convertible promissory Notes 1 and 2 were satisfied in full through the issuance of 324,150 shares of common stock. A loss of approximately $280,000 was recorded on this conversion at the time of the IPO.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2021 AND 2020

Securities Purchase Agreement (“SPA”)

In November 2021, the Company sold $15.0 million worth of its common stock and warrants to certain institutional investors in a private placement pursuant to a SPA. The Company realized net proceeds (after underwriting, professional fees and listing expenses) of $13.58 million.

Under the terms of the SPA, the Company sold 1.50 million shares of its common stock and warrants to purchase 0.75 million shares of common stock. The purchase price for one share of common stock and half a corresponding warrant was $10.00. The warrants have an exercise price of $14.63 per share. Warrants to purchase 0.56 million shares can be exercised immediately and expire five years from the date of the SPA. Warrants to purchase 0.19 million shares cannot be exercised prior to May 2, 2022 and expire five years after. The warrants are valued at approximately $8.80 million based on the Black-Scholes options pricing model method with the following assumptions: 5 year expected term, 146% expected volatility, 1.22% risk-free rate and 0% expected dividend yield.

Common Stock Issued

Common stock sold to Investors

During the six months ended December 31, 2021, the Company sold approximately 1.91 million shares of common stock to investors at the IPO at a price of $7.00 per share, for total net proceeds of approximately $11.82 million. In addition, the Company sold 1.50 million shares of common stock to investors pursuant to a SPA at a price of $10.00 per share (including unexercised warrants), for total net proceeds of approximately $13.58 million.

During the six months ended December 31, 2020, the Company sold approximately 53,000 shares of common stock to investors at a price of $4.50 per share, for total net proceeds of approximately $239,000.

Common stock issued to Investors

During the six months ended December 31, 2021, in connection with the conversion of convertible promissory notes and in conjunction with the IPO, the Company issued 324,150 shares of common stock (see Note 7). During the six months ended December 31, 2020, in connection with the conversion of Notes 1, the Company issued 14,444 shares of common stock (see Note 7).

Common stock issued for Acquisitions

During the six months ended December 31, 2021, the Company issued approximately 111,000 shares of common stock, valued at $1.05 million, as consideration for the acquisition of AUGGD and XR Terra (see Note 4). In addition, the Company issued approximately 277,000 shares of common stock, valued at $4.0 million, as consideration for the acquisition of S5D, which were escrowed until closing on the S5D acquisition in February 2022 (see Note 11). The escrowed shares are recorded as Acquisition escrow assets on the December 31, 2021 balance sheet.

Common stock issued for Legacy Acquisition Obligation

During the six months ended December 31, 2021, the Company issued 395,000 shares of common stock to satisfy legacy acquisition obligations of $790,000 (see Note 6).

Common stock issued to Vendors

During the six months ended December 31, 2021 and 2020, the Company issued approximately 13,400 and 11,300 shares of common stock, respectively, to various vendors for services performed and recorded share-based compensation of approximately $148,000 and $51,000, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2021 AND 2020

Common stock issued for Exercise of Stock Options

During the six months ended December 31, 2021, the Company issued approximately 357,000 shares of common stock upon exercise of the respective option grants, and realized cash proceeds of approximately $614,000.

Common stock-based Compensation expense

During the six months ended December 31, 2021, the Company issued approximately 11,000 shares of common stock, to an employee and recorded share-based compensation of approximately $96,000.

Employee Stock-Based Compensation

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has 10 million common shares reserved for issuance. As of December 31, 2021, there were approximately 5.26 million shares available for issuance under the Plan.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan are noted in the following table:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020
Weighted average expected terms (in years)	5.6	5.0	5.5	5.1
Weighted average expected volatility	229.3%	117.25%	171.4%	117.25%
Weighted average risk-free interest rate	1.2%	0.4%	1.0%	0.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The grant date fair value, for options granted during the six months ended December 31, 2021 and 2020 was approximately $1.29 million and $0.50 million, respectively.

The following is a summary of the Company’s stock option activity for the six months ended December 31, 2021:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2021	4,740,910	$3.40	8.5	$7,893,467
Options Granted	158,907	8.59	9.8	714,854
Options Exercised	(751,925)	2.62	7.8	(7,775,919)
Options Forfeited / Cancelled	(173,190)	4.42	8.9	(1,479,671)
Outstanding at December 31, 2021	3,974,702	$3.71	8.6	$24,522,730
Exercisable at December 31, 2021	3,784,856	$3.52	8.5	$23,983,666

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2021 AND 2020

The Company’s stock option-based expense for the three and six months ended December 31, 2021 and 2020 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2021	2020	2021	2020
Stock option-based expense :
Research and development expenses	$257,911	$199,169	$605,508	$603,081
General and administrative expenses	57,929	197,851	124,572	296,014
Sales and marketing expenses	112,847	146,108	240,839	245,408
Cost of goods sold	21,394	258,725	44,158	304,412
Board option expense	89,686	42,750	178,305	85,501
Total	$539,767	$844,603	$1,193,382	$1,534,416

At December 31, 2021, total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $1.29 million and is expected to be recognized over a weighted average period of 2.22 years.

The intrinsic value of stock options at December 31, 2021 was computed using a fair market value of the common stock of $9.86/share.

NOTE 9. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2021	2020	2021	2020
Numerator:
Net loss	$(1,575,394)	$(741,088)	$(3,232,155)	$(2,018,412)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	11,637,318	7,053,986	10,802,570	7,046,510
Basic and diluted net loss per share	$(0.14)	$(0.11)	$(0.30)	$(0.29)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	At December 31, 2021	At December 31, 2020
Stock Options	3,974,702	4,168,162
Warrants	837,500	-
Convertible Notes	-	281,667
Total	4,812,202	4,449,829

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

New York

The Company has an office space lease expiring, as amended, on December 31, 2022. To secure the initial lease, the Company paid a $75,000 security deposit.

There is approximately $300,000 due on the lease for the January-December 2022 period, the remaining lease term.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2021 AND 2020

Turkey

The Company entered into office leases for two locations in Turkey effective December 1, 2021 and expiring on November 30, 2022. To secure the leases, the Company paid approximately $2,400 in security deposits.

Monthly rent expense for the two locations will be approximately $2,400 per month.

Companywide rent expense for the three and six months ended December 31, 2021 was approximately $90,000 and $176,000, respectively. Rent expense for the three and six months ended December 31, 2020 was approximately $74,000 and $146,000, respectively.

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

NOTE 11. SUBSEQUENT EVENTS

Purchase of Sector 5 Digital, LLC (“S5D”)

In December 2021, the Company entered into a Membership Interest Sale Agreement (the “S5D Agreement”) to purchase all of the membership interests of Sector 5 Digital, LLC (“S5D”), an enterprise focused, immersive technology company that combines innovative storytelling with emerging technologies for industry leading organizations. The transaction’s total potential purchase price is $27.0 million, with an initial payment of $8.0 million upon closing, consisting of $4.0 million in cash and $4.0 million of Company common stock (approximately 0.28 million shares). Future potential purchase price considerations, up to $19.0 million, are based on S5D’s achievement of revenue growth milestones in the three years post-Closing, the payment of which shall be made up to $2 million in cash and the remainder in common shares of the Company, priced at the date of the future potential share issuance.

In February 2022, the S5D transaction closed and S5D became a wholly-owned subsidiary of the Company. $4 million in cash was paid, $4 million in Company stock (in escrow at December 31, 2021 and recorded as Acquisition escrow on the balance sheet) was released and $2 million in cash was escrowed to be released if and when revenue growth milestones in the three years post-Closing are met. In addition, the former S5D Chief Executive Officer was appointed to the Company’s Board of Directors and was named Chief Revenue Officer of the Company.

S5D had revenue for calendar year 2021 of approximately $4 million.

The Company is currently determining its potential contingent liability for the purchase, as well as allocation of the purchase price amongst the assets purchased, intangible assets, goodwill and liabilities assumed.

Contingent Acquisition Liability

In January 2022, the Company settled its remaining obligations relating to the acquisition of KreatAR, LLC (see Note 6) through the issuance of 42,978 shares of common stock valued at $430,000 and through the issuance of common stock in settlement of 15,000 stock options at $2.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, and related disclosures, as of and for the year ended June 30, 2021, which are included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to The Glimpse Group, Inc.

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

We were incorporated as The Glimpse Group, Inc. in the State of Nevada, on June 15, 2016 and are headquartered in New York, New York. We currently own and actively operate twelve, wholly-owned subsidiary companies (“Subsidiary Companies”, “Subsidiaries”) as represented in the below organizational charts:

QReal
Brands, Agencies & Retail

Lifelike 3D models & AR experiences

Foretell Reality
Therapy & Support

Social VR experiences & environments

Post Reality
Corporate & Universities

AR activation SaaS platforms

Adept XR Learning
Corporate & Universities

Corporate training and e-learning

6D
Financial Services

Data visualization, analysis, presentation & collaboration

Immersive Health Group
Healthcare & Nurses Training

Solutions for medical professional training

Pagoni VR
Media & Entertainment

Realtime and on-demand VR broadcasting

Education
VR/AR solutions for medical professional training

Glimpse Turkey
3D Model Creation

Large scale photogrammetry production

auggd
Architecture, Engineering & Construction

Augmented Reality software and services

XRTerra
XR Training

Intensive XR bootcamps

S5D
Enterprise Visualization

Corporate immersive experiences

Significant Transactions

On July 1, 2021, we completed an initial public offering (“IPO”) of common stock and initial listing on the Nasdaq Capital Market under the symbol “VRAR”, at an initial public offering price of $7.00 per share. In conjunction with the IPO and the underwriter’s exercise of its over-allotment option, we sold 1,912,500 shares of common stock and realized net proceeds (after underwriting, professional fees and listing expenses) of $11.82 million.

In October 2021, we completed an acquisition of certain assets from XR Terra, Inc., a developer of teaching platforms utilized in coding software used in VR and AR programming. Initial consideration for the purchase was $0.60 million payable 50% in our common stock and 50% in cash. In October 2021, the Company paid $0.30 million cash and issued 33,877 shares of common stock to satisfy the purchase price. Additional consideration in the form of our common stock shall be issued if certain future revenue growth targets are achieved.

On November 2, 2021, pursuant to a securities purchase agreement, the Company sold 1.50 million shares of common stock and warrants to purchase 0.75 million shares of common stock to certain institutional investors in a private placement. The warrants have an exercise price of $14.63 per share. The purchase price for one share of common stock and half a corresponding warrant was $10.00. The net proceeds to the Company from the private placement offering were approximately $13.6 million after deducting the placement agent’s fees and other offering expenses.

On January 13, 2022, Mr. Ian Charles was appointed to the Company’s Board of Directors and chair of the audit committee. Mr. Charles, age 53, has approximately 25 years of executive leadership experience in technology, public markets, mergers and acquisitions, and multinational operations.

On December 2, 2021, the Company entered into a Membership Interest Sale Agreement (the “S5D Agreement”) to purchase Sector 5 Digital, LLC (“S5D”), an enterprise focused, immersive technology company that combines innovative storytelling with emerging technologies for industry leading organizations. The transaction’s total potential purchase price is $27.0 million, with an initial payment of $8.0 million upon closing consisting of $4.0 million in cash and $4.0 million of Company common stock (approximately 0.28 million shares). Future potential purchase price considerations, up to $19.0 million, are based on S5D’s achievement of revenue growth milestones in the three years post-Closing, the payment of which shall be made primarily in common shares of the Company, priced at the date of the future potential share issuance. On February 1, 2022, the S5D transaction closed and S5D became a wholly-owned subsidiary of the Company. In addition, Jeff Meisner (former S5D Chief Executive Officer) was appointed to the Company’s Board of Directors and was named Chief Revenue Officer of the Company. This filing does not include the results of S5D.

Financial Highlights for the three and six months ended December 31, 2021 compared to the three and six months ended December 31, 2020

Results of Operations

The following table sets forth our results of operations for the three and six months ended December 31, 2021 and 2020:

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)				(in millions)
Revenue	$1.69	$1.26	$0.43	34%	$2.71	$1.52	$1.19	78%
Cost of Goods Sold	0.21	0.55	(0.34)	-62%	0.36	0.68	(0.32)	-47%
Gross Profit	1.48	0.71	0.77	108%	2.35	0.84	1.51	180%
Total Operating Expenses	3.05	1.41	1.64	116%	5.33	2.77	2.56	92%
Loss from Operations before Other Income (Expense)	(1.57)	(0.70)	(0.87)	124%	(2.98)	(1.93)	(1.05)	54%
Other Income (Expense), net	-	(0.05)	0.05	-100%	(0.26)	(0.09)	(0.17)	189%
Net Loss	$(1.57)	$(0.75)	$(0.82)	109%	$(3.24)	$(2.02)	$(1.22)	60%

Revenues

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)				(in millions)
Software Services	$1.61	$1.19	$0.42	35%	$2.42	$1.38	$1.04	75%
Software License/Software as a Service	0.08	0.07	0.01	14%	0.29	0.14	0.15	107%
Total Revenue	$1.69	$1.26	$0.43	34%	$2.71	$1.52	$1.19	78%

Total revenue for the three months ended December 31, 2021 was approximately $1.69 million compared to approximately $1.26 million for the three months ended December 31, 2020, an increase of 34% (the three months ended December 31, 2020 revenue included delayed sales from the previous quarter due to Covid 19). Total revenue for the six months ended December 31, 2021 was approximately $2.71 million compared to approximately $1.52 million for the six months ended December 31, 2020, an increase of 78%. The increase for both periods was due to organic growth and the addition of new customers.

We break out our revenues into two main categories – Software Services and Software License.

●	Software Services revenues are primarily comprised of VR/AR projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed VR/AR software as licenses or as software-as-a-service (“SaaS”).

For the three months ended December 31, 2021, Software Services revenue was approximately $1.61 million compared to approximately $1.19 million for the three months ended December 31, 2020, an increase of approximately 35%. For the six months ended December 31, 2021, Software Services revenue was approximately $2.42 million compared to approximately $1.38 million for the six months ended December 31, 2020, an increase of approximately 75%. The increase for both periods was due to organic growth and the addition of new customers.

For the three months ended December 31, 2021, Software License revenue was approximately $0.08 million compared to approximately $0.07 for the three months ended December 31, 2020, an increase of approximately 14%. For the six months ended December 31, 2021, Software License revenue was approximately $0.29 million compared to approximately $0.14 for the six months ended December 31, 2020, an increase of approximately 107%. As the VR and AR industries continue to mature, we expect our Software License revenue to continue to grow on an absolute basis and as an overall percentage of total revenue.

For the three months ended December 31, 2021, non-project revenue (i.e., VR/AR Software and Services revenue only), was approximately $0.85 million compared to approximately $0.50 million for the three months ended December 31, 2020, an increase of approximately 70%. For the three months ended December 31, 2021, non-project revenue accounted for approximately 50% of total revenues compared to approximately 40% for the three months ended December 31, 2020. For the six months ended December 31, 2021, non-project revenue (i.e., VR/AR Software and Services revenue only), was approximately $1.70 million compared to approximately $0.64 million for the six months ended December 31, 2020, an increase of approximately 166%. For the six months ended December 31, 2021, non-project revenue accounted for approximately 63% of total revenues compared to approximately 42% for the six months ended December 31, 2020.

Customer Concentration

Two customers accounted for approximately 75% (45% and 30%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2021. One of these customers and a different customer accounted for approximately 63% (42% and 21%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2020. Two customers accounted for approximately 67% (49% and 18%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2021. One of these customers and a different customer accounted for approximately 53% (35% and 18%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2020.

We operate in an early stage industry, and customers are exploring various options for AR and VR solutions and acting as early adopters of VR and AR solutions. As such, there is a high degree of variance on our source of revenues while customers are on-boarded and our software product and solutions are integrated, measured and digested. A customer that may account for a higher concentration of revenue in one period may not account for any revenue in subsequent periods. In some cases those customers could re-engage after they have evaluated our solutions and may or may not be a source of future revenue. As such, customers that make up a significant portion of revenues in one period, often do not make up a significant portion in other periods. Given this dynamic we expect this variability in Customer Concentration to continue until such point in time when our revenue has reached larger scale, and with a larger portion of our revenues coming from Software Licenses/SaaS. Due to the consistent oscillation in Customer Concentration from period-to-period and the addition of S5D’s customer base, we do not view Customer Concentration as a material issue at this time.

Gross Profit

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)				(in millions)
Revenue	$1.69	$1.26	$0.43	34%	$2.71	$1.52	$1.19	78%
Cost of Goods Sold	0.21	0.55	(0.34)	-62%	0.36	0.68	(0.32)	-47%
Gross Profit	1.48	0.71	0.77	108%	2.35	0.84	1.51	180%
Gross Profit Margin	88%	56%			87%	55%

Gross profit was approximately 88% for the three months ended December 31, 2021 compared to approximately 56% for the three months ended December 31, 2020. Gross profit was approximately 87% for the six months ended December 31, 2021 compared to approximately 55% for the six months ended December 31, 2020. The increase for both periods was driven by the increase in non-project revenue which produces higher margin, improved management of project revenue costs of goods sold and utilization of lower cost Glimpse Turkey staff.

Operating Expenses

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)				(in millions)
Research and development expenses	$1.19	$0.59	$0.60	102%	$2.18	$1.33	$0.85	64%
General and administrative expenses	1.19	0.37	0.82	222%	1.98	0.71	1.27	179%
Sales and marketing expenses	0.67	0.45	0.22	49%	1.17	0.73	0.44	60%
Total operating expenses	$3.05	$1.41	$1.64	116%	$5.33	$2.77	$2.56	92%

Operating expenses for the three months ended December 31, 2021 were approximately $3.05 million compared to $1.41 million for the three months ended December 31, 2020, an increase of approximately 116%. Operating expenses for the six months ended December 31, 2021 were approximately $5.33 million compared to $2.77 million for the six months ended December 31, 2020, an increase of approximately 92%. The increase for both periods was driven by employee headcount additions to support growth, the incurrence of expenses specific to Glimpse being a publicly traded company and the addition of two new subsidiaries.

Research and Development

Research and development expenses for the three months ended December 31, 2021 were approximately $1.19 million compared to $0.59 million for the three months ended December 31, 2020, an increase of approximately 102%. Research and development expenses for the six months ended December 31, 2021 were approximately $2.18 million compared to $1.33 million for the six months ended December 31, 2020, an increase of approximately 64%. For both periods, this reflects headcount additions to support growth and the addition of two new subsidiaries. Going forward, we expect research and development costs to continue to increase as we continue to develop and commercialize our software products.

For the three months ended December 31, 2021, non-cash stock option expenses relating to research and development included approximately $0.26 million of employee compensation expenses, comprising approximately 22% of total research and development expenses. For the three months ended December 31, 2020, non-cash stock option expenses relating to research and development included approximately $0.20 million of employee compensation expenses, comprising approximately 34% of total research and development expenses. For the six months ended December 31, 2021, non-cash stock option expenses relating to research and development included approximately $0.61 million of employee compensation expenses, comprising approximately 28% of total research and development expenses. For the six months ended December 31, 2020, non-cash stock option expenses relating to research and development included approximately $0.60 million of employee compensation expenses, comprising approximately 45% of total research and development expenses. Over time, we expect non-cash stock options and common stock research and development expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

General and Administrative

General and administrative expenses for the three months ended December 31, 2021 were approximately $1.19 million compared to $0.37 million for the three months ended December 31, 2020, an increase of approximately 221%. General and administrative expenses for the six months ended December 31, 2021 were approximately $1.98 million compared to $0.71 million for the six months ended December 31, 2020, an increase of approximately 179%. The increase for both periods reflects additional headcount to build infrastructure and support the operations of a public company (i.e., public company directors & officers liability insurance, investor relation and public listing fees, additional legal and accounting fees, and additional independent board members) and the addition of two new subsidiaries.

For the three months ended December 31, 2021, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.24 million of employee, board of directors and vendor expenses, comprising approximately 20% of total general and administrative expenses. For the three months ended December 31, 2020, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.26 million of employee, board of directors and vendor expenses, comprising approximately 69% of total general and administrative expenses. For the six months ended December 31, 2021, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.46 million of employee, board of directors and vendor expenses, comprising approximately 23% of total general and administrative expenses. For the six months ended December 31, 2020, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.40 million of employee, board of directors and vendor expenses, comprising approximately 56% of total general and administrative expenses. Over time, we expect non-cash stock options and common stock general and administrative expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

Sales and Marketing

Sales and marketing expenses for the three months ended December 31, 2021 were approximately $0.67 million compared to $0.45 million for the three months ended December 31, 2020, an increase of approximately 49%. The increase reflects headcount additions to drive revenue growth and the addition of two new subsidiaries. Sales and marketing expenses for the six months ended December 31, 2021 were approximately $1.17 million compared to $0.73 million for the six months ended December 31, 2020, an increase of approximately 60%. The increase was driven by an employee bonus related to year-to-date revenue milestones met along with headcount additions to drive revenue growth and the addition of two new subsidiaries. As our subsidiary companies continue to establish initial market traction and grow their revenue base, we expect to increase our business development and sales expenses.

For the three months ended December 31, 2021, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.20 million of employee, vendor and fee compensation expenses, comprising approximately 30% of total sales and marketing expenses. For the three months ended December 31, 2020, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.16 million of employee, vendor and fee compensation expenses, comprising approximately 35% of total sales and marketing expenses. For the six months ended December 31, 2021, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.33 million of employee, vendor and fee compensation expenses, comprising approximately 28% of total sales and marketing expenses. For the six months ended December 31, 2020, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.29 million of employee, vendor and fee compensation expenses, comprising approximately 40% of total sales and marketing expenses. Over time, we expect non-cash stock options and common stock sales and marketing expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

Other Income and Expense, net

Other income and expense, net for the three months ended December 31, 2021, was consistent compared to the same 2020 period. Other income and expense, net for the six months ended December 31, 2021, was an expense of $0.26 million as compared to an expense of $0.09 million during the 2020 period, an increase in expense of $0.17 million. This increase primarily reflects the $0.28 million non-cash loss on conversion of convertible notes to common stock as a result of the July 1, 2021 initial public offering, compared to approximately $0.10 million in non-cash interest expense on the notes in the prior period.

Net Losses

We sustained a net loss of $1.57 million for the three months ended December 31, 2021 as compared to a net loss of $0.75 million for the prior 2020 period, a loss increase of $0.82 million or 109%. This reflects a period-over-period increase in revenue and related gross profit, offset by an increase in operating expenses. Net loss for the six months ended December 31, 2021 was $3.24 million as compared to a net loss of $2.02 million for the prior 2020 period, a loss increase of $1.22 million or 60%. This reflects a period-over-period increase in revenue and related gross profit, offset by an increase in operating expenses and the non-cash loss on conversion of convertible notes to common stock as a result of the July 1, 2021 initial public offering, offset by a decrease in non-cash interest expense.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles, or GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income (loss), operating income (loss), and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and six months ended December 31, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net loss	$(1.58)	$(0.74)	$(3.23)	$(2.02)
Interest expense, net	-	0.05	-	0.10
Depreciation and amortization	0.08	0.01	0.10	0.01
EBITDA (loss)	(1.50)	(0.68)	(3.13)	(1.91)
Stock based compensation expenses	0.60	0.87	1.31	1.59
Stock based financing related expenses	-	-	0.28	-
Public company expenses	0.35	-	0.53	-
Acquisition related expenses	0.09	-	0.11	-
Adjusted EBITDA (loss)	$(0.46)	$0.19	$(0.90)	$(0.32)

Adjusted EBITDA loss of $0.46 million for the three months ended December 31, 2021 increased by $0.65 million as compared to a $0.19 million gain for the three months ended December 31, 2020. Adjusted EBITDA loss of $0.9 million for the six months ended December 31, 2021 increased by $0.58 million as compared to a $0.32 million loss for the six months ended December 31, 2020. These decreases were driven by an increase in Net loss partially offset by increases in public company (the Company was not publicly traded in the previous period) and acquisition expenses.

Liquidity and Capital Resources

	For the Six Months Ended December 31,		Change
	2021	2020	$	%
	(in millions)
Net cash used in operating activities	$(2.36)	$(0.78)	$(1.58)	-203%
Net cash used in investing activities	(0.60)	(0.02)	(0.58)	-2,900%
Net cash provided by financing activities	26.01	0.23	25.78	11,209%
Net increase (decrease) in cash and cash equivalents	23.05	(0.57)	23.62	4,144%
Cash and cash equivalents, beginning of year	1.77	1.03	0.74	72%
Cash and cash equivalents, end of period	$24.82	$0.46	$24.36	5,296%

Operating Activities

Net cash used in operating activities was $2.36 million for the six months ended December 31, 2021, compared to $0.78 million during the prior period, an increase of approximately $1.58 million. This is primarily driven by an increase in net loss of approximately $1.22 million and an increase in accounts receivable reflective of increased revenue period-over-period.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2021 increased approximately $0.58 million compared to the prior period. This represents the cash portion of the asset purchase of XR Terra and investment in corporate fixed income securities.

Financing Activities

Cash flow provided from financing activities during the six months ended December 31, 2021 was $26.01 million, reflecting the net proceeds from our IPO and SPA common stock transactions. Financing activities were negligible during the same period of the prior year.

Capital Resources

As of December 31, 2021, the Company had cash and cash equivalent balances of $24.8 million. As of February 14, 2022, the Company had cash and cash equivalent balances of approximately $19.0 million after the closing of the S5D acquisition. The $19.0 million is in addition to the $2.0 million escrowed as part of the S5D acquisition.

As of December 31, 2021, the Company had no outstanding debt obligation except for a $0.62 million Paycheck Protection Program loan, which is expected to be fully forgiven in the coming months.

As of December 31, 2021, the Company had no issued and outstanding preferred stock.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

During the period ended December 31, 2021, there was no change in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

During the three months ended December 31, 2021, the Company issued an aggregate of 18,169 shares of Common Stock for consulting services and employee compensation.

Subsequent to December 31, 2021, the Company issued an aggregate of 43,466 shares of Common Stock for legacy acquisition expense and consulting services.

Each of the foregoing transactions was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. In the alternative, the common stock issued upon the exercise of conversion rights is an exempt security pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

There have been no material changes to the procedures by which our securityholders may recommend nominees to the board of directors.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

10.1	Placement Agent Agreement dated October 28, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2021)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2021)

10.3	Form of Immediately Exercisable Warrants (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 3, 2021)

10.4	Form of Warrants Exercisable after Six Months (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on November 3, 2021)

10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 3, 2021)

10.6*	Membership Interest Sale Agreement between the Company and Sector 5 Digital, LLC, dated December 2, 2021

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of February, 2022.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer, President
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer
(Principal Financial Officer)

