Form 10-Q
period 2022-03-31
Glimpse Group, Inc.
filed 2022-05-16
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the registrant had 12,746,295 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

2

THE GLIMPSE GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

THE GLIMPSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2022 (Unaudited)	As of June 30, 2021 (Audited)
ASSETS
Cash and cash equivalents	$18,043,040	$1,771,929
Investments	242,160	-
Accounts receivable	1,366,428	626,244
Contract assets	26,791	29,512
Pre-offering costs	-	470,136
Acquisition deposit	2,000,000	-
Prepaid expenses and other current assets	562,106	281,047
Total current assets	22,240,525	3,178,868

Equipment, net	236,097	42,172
Note receivable	250,000	-
Other assets	48,000	-
Intangible assets, net	3,371,842	-
Goodwill	13,155,723	-
Total assets	$39,302,187	$3,221,040

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$392,006	$381,510
Accrued liabilities	203,878	168,745
Accrued bonuses	-	440,357
Contingent consideration for acquisition, current portion	2,060,300	-
Accrued legacy acquisition expense	-	1,250,000
Contract liabilities	563,949	98,425
Total current liabilities	3,220,133	2,339,037

Long term liabilities
Paycheck Protection Program loan	-	623,828
Convertible promissory notes, net	-	1,429,953
Contingent consideration for acquisition, net of current portion	7,108,900	-
Total liabilities	10,329,033	4,392,818
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 12,742,773 and 7,579,285 issued and outstanding	12,743	7,580
Additional paid-in capital	56,059,587	20,936,050
Accumulated deficit	(27,099,176)	(22,115,408)
Total stockholders’ equity (deficit)	28,973,154	(1,171,778)
Total liabilities and stockholders’ equity (deficit)	$39,302,187	$3,221,040

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue
Software services	$1,922,950	$747,151	$4,340,863	$2,126,025
Software license/software as a service	129,378	167,628	424,000	308,526
Total Revenue	2,052,328	914,779	4,764,863	2,434,551
Cost of goods sold	370,499	594,591	728,140	1,277,907
Gross Profit	1,681,829	320,188	4,036,723	1,156,644
Operating expenses:
Research and development expenses	1,912,329	669,007	4,092,203	1,994,523
General and administrative expenses	1,291,904	635,356	3,268,742	1,343,966
Sales and marketing expenses	854,098	278,096	2,024,462	1,012,851
Total operating expenses	4,058,331	1,582,459	9,385,407	4,351,340
Net loss from operations before other income (expense)	(2,376,502)	(1,262,271)	(5,348,684)	(3,194,696)

Other income (expense)
Forgiveness of Paycheck Protection Program loan	623,828	548,885	623,828	548,885
Other income	-	-	-	10,000
Interest income	1,061	225	20,818	1,111
Interest expense	-	(1,562)	-	(98,436)
Loss on conversion of convertible notes	-	(515,464)	(279,730)	(515,464)
Total other income (expense), net	624,889	32,084	364,916	(53,904)
Net Loss	$(1,751,613)	$(1,230,188)	$(4,983,768)	$(3,248,600)

Basic and diluted net loss per share	$(0.14)	$(0.17)	$(0.44)	$(0.45)
Weighted-average shares used to compute basic and diluted net loss per share	12,604,315	7,387,885	11,394,381	7,157,762

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of January 1, 2022	12,480,416	$12,480	$55,764,735	$(25,347,563)	$30,429,652
Common stock issued for acquisition - fair value adjustment at close	-	-	(1,702,697)	-	(1,702,697)
Common stock issued for legacy acquisition obligation	57,978	58	459,942	-	460,000
Common stock issued to vendors for compensation	1,529	2	14,998	-	15,000
Common stock issued for exercise of options	202,850	203	712,221	-	712,424
Stock based compensation expense	-	-	654,090	-	654,090
Stock option-based board of directors expense	-	-	156,298	-	156,298
Net loss	-	-	-	(1,751,613)	(1,751,613)
Balance as of March 31, 2022	12,742,773	$12,743	$56,059,587	$(27,099,176)	$28,973,154

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of July 1, 2021	7,579,285	$7,580	$20,936,050	$(22,115,408)	$(1,171,778)
Common stock issued in Initial Public Offering, net	1,912,500	1,913	11,819,451	-	11,821,364
Common stock issued in Securities Purchase Agreement, net	1,500,000	1,500	13,576,900	-	13,578,400
Common stock issued for convertible note conversion	324,150	324	1,605,852	-	1,606,176
Common stock issued for acquisitions	388,342	388	3,346,915	-	3,347,303
Common stock issued for legacy acquisition obligation	452,978	453	1,249,547	-	1,250,000
Common stock issued to vendors for compensation	14,902	15	162,880	-	162,895
Common stock issued for exercise of options	559,775	559	1,325,484	-	1,326,043
Stock based compensation expense	10,841	11	1,704,342	-	1,704,353
Stock option-based board of directors expense	-	-	332,166	-	332,166
Net loss	-	-	-	(4,983,768)	(4,983,768)
Balance as of March 31, 2022	12,742,773	$12,743	$56,059,587	$(27,099,176)	$28,973,154

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of January 1, 2021	7,114,543	$7,114	$17,580,272	$(18,042,133)	$(454,747)
Sales of common stock to investors	23,876	24	107,511	-	107,535
Common stock issued for convertible note conversion	317,619	318	1,421,742	-	1,422,060
Common stock issued to convertible promissory note holders for prepaid interest	29,500	30	147,470	-	147,500
Common stock issued to convertible promissory note holders as additional consideration	44,250	43	192,347	-	192,390
Common stock issued to vendors for compensation	9,456	10	43,241	-	43,251
Stock option-based compensation expense	-	-	552,260	-	552,260
Stock option-based board of directors expense	-	-	42,541	-	42,541
Net loss	-	-	-	(1,230,188)	(1,230,188)
Balance as of March 31, 2021	7,539,244	$7,539	$20,087,384	$(19,272,321)	$822,602

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of July 1, 2020	7,035,771	$7,036	$15,710,996	$(16,023,721)	$(305,689)
Sales of common stock to investors	76,871	77	345,933	-	346,010
Common stock issued for convertible note conversion	332,063	332	1,486,728	-	1,487,060
Common stock issued to convertible promissory note holders for prepaid interest	29,500	30	147,470		147,500
Common stock issued to convertible promissory note holders as additional consideration	44,250	43	192,347		192,390
Common stock issued to vendors for compensation	20,789	21	94,230	-	94,251
Stock option-based compensation expense	-	-	1,984,075	-	1,984,075
Stock option-based board of directors expense	-	-	125,605	-	125,605
Net loss	-	-	-	(3,248,600)	(3,248,600)
Balance as of March 31, 2021	7,539,244	$7,539	$20,087,384	$(19,272,321)	$822,602

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,983,768)	$(3,248,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	281,641	18,162
Amortization of paid-in kind common stock interest on convertible notes	-	98,436
Common stock and stock option based compensation for employees and board of directors	2,102,271	2,241,907
Issuance of common stock to vendors as compensation	162,895	94,251
Loss on conversion of convertible notes	279,730	515,464
Forgiveness of Paycheck Protection Program loan	(623,828)	(548,885)

Changes in operating assets and liabilities:
Accounts receivable	(328,582)	(121,316)
Pre-offering costs	470,136	-
Prepaid expenses and other current assets	(423,010)	(29,080)
Contract assets	(5,082)	123,011
Other assets	(48,000)	-
Accounts payable	(80,164)	(71,244)
Accrued liabilities	(58,014)	16,047
Accrued bonuses	(440,357)	-
Contract liabilities	14,418	(125,573)
Net cash used in operating activities	(3,679,714)	(1,037,420)
Cash flow from investing activities:
Purchases of equipment	(166,928)	(17,109)
S5D acquisition, net of cash acquired	(3,815,894)	-
S5D acquisition deposit	(2,000,000)	-
Asset acquisition	(300,000)	-
Purchase of investments	(242,160)	-
Net cash used in investing activities	(6,524,982)	(17,109)
Cash flows from financing activities:
Proceeds from initial public offering, net	11,821,364	-
Proceeds from securities purchase agreement, net	13,578,400	-
Proceeds from Paycheck Protection Program loan	-	623,828
Proceeds from convertible promissory notes		1,475,000
Proceeds from issuance of common equity to investors	-	324,629
Proceeds from exercise of stock options	1,326,043	-
Issuance of note receivable	(250,000)	-
Net cash provided by financing activities	26,475,807	2,423,457

Net change in cash and cash equivalents	16,271,111	1,368,928
Cash and cash equivalents, beginning of year	1,771,929	1,034,846
Cash and cash equivalents, end of period	$18,043,040	$2,403,774
Non-cash Investing and Financing activities:
Common stock issued for S5D acquisition	$2,297,303	$-
Common stock issued for asset acquisitions	$1,050,000	$-
Conversion of convertible promissory notes into common stock	$1,606,176	$1,487,060
Contingent S5D acquisition consideration liability	$9,169,200	$-
Issuance of warrants in connection with initial public offering	$522,360	$-
Issuance of warrants in connection with securities purchase agreement	$8,797,546	$-
Issuance of common stock for satisfaction of legacy acquisition liability	$1,250,000	$-
Common stock issued to convertible note holders as additional compensation	$-	$339,890
Common stock subscription receivable	$-	$21,381

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022 AND 2021

NOTE 1. DESCRIPTION OF BUSINESS

The Glimpse Group, Inc. (“Glimpse”) is a Virtual (VR) and Augmented (AR) Reality company, comprised of a diversified portfolio of VR and AR software and services companies. Glimpse’s twelve wholly-owned operating subsidiaries (“Subsidiary Companies” or “Subsidiaries”) are: Adept Reality, LLC (dba Adept XR Learning), Kabaq 3D Technologies, LLC (dba QReal), KreatAR, LLC (dba PostReality), D6 VR, LLC, Immersive Health Group, LLC, Foretell Studios, LLC (dba Foretell Reality), Number 9, LLC (dba Pagoni VR), Early Adopter, LLC, MotionZone, LLC (which, along with its subsidiary, The Glimpse Group Australia Pty Ltd, are dba AUGGD), XR Terra, LLC (dba XR Terra), Sector 5 Digital, LLC (dba Sector 5 Digital) and a subsidiary in Turkey, Glimpse Group Yazılım ve ARGE Ticaret Anonim Şirketi (“Glimpse Turkey”). In addition, the Company has one inactive subsidiary company, In-It VR, LLC (dba Mezmos), and with the operating Subsidiaries collectively comprise the “Company” or “Glimpse”. Glimpse was incorporated as The Glimpse Group, Inc. in the State of Nevada, on June 15, 2016.

In February 2022, the Company purchased Sector 5 Digital, LLC, (“S5D”) an enterprise focused, immersive technology company. See Note 4.

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

The Company completed an initial public offering (“IPO”) of its common stock on the Nasdaq Capital Market Exchange (“Nasdaq”) on July 1, 2021, under the ticker VRAR. In addition, pursuant to a Securities Purchase Agreement (“SPA”) the Company sold additional common stock to certain institutional investors in November 2021. See Note 9.

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a loss of $4.98 million during the nine months ended March 31, 2022, compared to a loss of $3.25 million during the nine months ended March 31, 2021. The loss was incurred as the Company funded operational expenses, primarily research and development, general and administrative, and sales and marketing costs.

On July 1, 2021 the Company completed an IPO in which, as a result of the sale of its common shares at $7.00 per share, it raised approximately $11.8 million in net proceeds after fees and expenses. See Note 9. Furthermore, in November 2021 the Company completed a SPA whereby it sold additional common shares that resulted in approximately $13.6 million in net proceeds after fees and expenses. See Note 9.

In February 2022, the Company paid $4.0 million cash and escrowed $2.0 million cash as partial consideration for the contingent purchase obligation of S5D. See Note 4.

The Company expects to continue to generate net losses for the foreseeable future as it makes investments to grow its business. Management believes that the Company’s existing balances of cash and cash equivalents, which are approximately $17.0 million, will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, should the Company’s current cash and cash equivalents not be sufficient to support the development of its business to the point at which it has positive cash flows from operations, the Company plans to meet its future needs for additional capital through equity and/or debt financings. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2022, the results of operations for the three and nine months ended March 31, 2022 and 2021, and cash flows for the nine months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2022 or for any subsequent periods. The consolidated balance sheet at June 30, 2021 has been derived from the audited consolidated financial statements at that date.

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

The principal estimates relate to the valuation of allowance for doubtful accounts, common stock, stock options, warrants, revenue, cost of goods sold, allocation of the purchase price of assets relating to business combinations and calculation of contingent consideration related to acquisitions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and deposits in bank checking accounts with immediate access and cash equivalents that represent highly liquid investments.

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are provided for based upon a variety of factors, including historical amounts written-off, an evaluation of current economic conditions, and assessment of customer collectability. As of March 31, 2022 and June 30, 2021 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Customer Concentration and Credit Risk

Three customers accounted for approximately 61% (32%, 16% and 13%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2022. Two of the same customers accounted for approximately 59% (42% and 17%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2022.

Four customers accounted for approximately 67% (26%, 15%, 15% and 11%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2021. Two of the same customers accounted for approximately 49% (32% and 17%, respectively) of the Company’s total gross revenues during the nine months ended March 30, 2021.

Three customers accounted for approximately 83% (49%, 23% and 11%, respectively) of the Company’s accounts receivable at March 31, 2022.

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

The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed may require management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is typically one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, changes in the estimated values of the net assets recorded may change the amount of the purchase price allocated to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations. At times, the Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

Intangible assets (other than Goodwill)

Intangibles represent the allocation of a portion of the acquisition’s purchase price (see Note 5). Intangibles are stated at allocated cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the related assets. The Company reviews intangibles for impairment when current events indicate that the fair value may be less than the carrying value.

Goodwill

The Company reviews goodwill for impairment annually or more frequently if current circumstances or events indicate that the fair value may be less than its carrying value. The Company recorded goodwill related to acquisitions, see Note 4.

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

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer or service is performed and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A portion of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. Other contracts can include various services and products which are at times capable of being distinct, and therefore accounted for as separate performance obligations.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales taxes and other taxes are excluded from revenues.

For distinct performance obligations recognized at a point in time, any unrecognized portion of revenue and any corresponding unrecognized expenses are presented as a contract liability and a contract asset, respectively, in the accompanying consolidated balance sheets. Contract assets include cash and equity based payroll costs, and may include payments to consultants and vendors.

For distinct performance obligations recognized over time, the Company records a contract asset (costs in excess of billings) when revenue is recognized prior to invoicing, or a contract liability (billings in excess of costs) when revenue is recognized subsequent to invoicing.

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

Disaggregation of Revenue

The Company generated revenue for the three and nine months ended March 31, 2022 and 2021 by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR and AR software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

For all subsidiaries except S5D, revenue for Software Services projects and solutions is recognized at the point of time in which the customer obtains control of the project, customer accepts delivery and confirms completion of the project.

S5D’s revenues are primarily Software Services custom project solutions (projects whereby, the development of the custom project leads to an identifiable asset with no alternative use to the Company, and, in which, the Company also has an enforceable right to payment under the contract) and are therefore recognized based on the percentage of completion using an input model with a master budget. The budget is reviewed periodically and percentage of completion adjusted accordingly.

Revenue for Software Services consulting services and website maintenance is recognized at the point of time in which the Company performs the services, typically on a monthly retainer basis.

Revenue for Software License is recognized at the point of time in which the Company delivers the software and customer accepts delivery. If there are significant contractually stated ongoing service obligations to be performed during the term of the Software License or SaaS contract, then revenues are recognized ratably over the term of the contract.

Timing of Revenue

The timing of revenue recognition for the three and nine months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Products transferred at a point in time	$994,650	$788,898	$3,585,399	$2,081,496
Products and services transferred/recognized over time	1,057,678	125,881	1,179,464	353,055
Total Revenue	$2,052,328	$914,779	$4,764,863	$2,434,551

Remaining Performance Obligations

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally records a receivable/contract asset when revenue is recognized prior to invoicing, or deferred revenue/contract liability when revenue is recognized subsequent to invoicing.

For Software Services project contracts, other than S5D, the Company generally invoices customers after the project has been delivered and accepted by the customer. Software Service project contracts typically consist of designing and programming software for the customer. In most cases, there is only one performance obligation, and revenue is recognized upon completion, delivery and customer acceptance. Contracts may include multiple distinct projects that can each be implemented and operated independently of subsequent projects in the contract. In such cases, the Company accounts for these distinct projects as separate performance obligations and recognizes revenue upon the completion of each project or obligation, its delivery and customer acceptance.

For contracts recognized over time, contract liabilities include billings invoiced for software projects for which the contract’s performance obligations are not complete.

For S5D Software Services project contracts, the Company generally invoices customers for a substantial portion of the project upon entering into the contract due to their custom nature and revenue is recognized based upon percentage of completion. Revenue recognized subsequent to invoicing is recorded as a contract liability (billings in excess of cost) and revenue recognized prior to invoicing is recorded as a contract asset (cost in excess of billings).

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

For Software License contracts, the Company generally invoices customers when the software has been delivered to and accepted by the customer, which is also when the performance obligation is satisfied. For SaaS contracts, the Company generally invoices customers in advance at the beginning of the service term.

For multi-period Software License contracts, the Company generally invoices customers annually at the beginning of each annual coverage period. Software License consist of providing clients with software designed by the Company. For Software License, there are generally no ongoing support obligations unless specified in the contract (becoming a Software Service).

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of March 31, 2022, the Company had approximately $2.0 million in unfulfilled performance obligations.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the three and nine months ended March 31, 2022 and 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

NOTE 4. ACQUISITIONS

Purchase of S5D

On December 2, 2021, Glimpse entered into a Membership Interest Sale Agreement (the “Agreement”), with S5D and each of the equity holders of S5D named therein (collectively, the “Members”). S5D is an enterprise focused, immersive technology company that combines innovative storytelling with emerging technologies for industry leading organizations

On February 1, 2022, Glimpse consummated the transaction contemplated by the Agreement. Subject to the terms and conditions set forth in the Agreement, S5D became a wholly-owned subsidiary of Glimpse.

The aggregate consideration consisted of: (a) $4.0 million cash paid at the February 1, 2022 closing (the “Closing”); (b) 277,201 shares of the Company’s common stock valued at the date of acquisition (escrowed and valued at $4.0 million at the time the Agreement was entered) and released from escrow to the Members at Closing; and (c) future purchase price considerations (“contingent consideration”) payable to the Members, up to a residual of $19.0 million ($2.0 million of which was escrowed at Closing). The $19.0 million is based and payable on S5D and the Company’s achievement of certain revenue growth milestones during the three years post-Closing, as defined, the payment of which shall be made up to $2.0 million in cash and the remainder in common stock of the Company, priced at the dates of the future potential share issuance subject to a common stock price floor, as defined in the Agreement.

The fair value allocation for the purchase price consideration paid at close was recorded as follows:

Purchase price consideration:
Cash paid to members at closing	$4,000,000
Company common stock fair value when released from escrow at closing	2,297,303
Fair value of contingent consideration to be achieved	9,169,200
Total purchase price	$15,466,503

Fair value allocation of purchase price:
Cash and cash equivalents	$184,106
Accounts receivable	411,602
Other current assets	10,259
Equipment, net	60,479
Other assets	9,246
Accounts payable and accrued expenses	(183,806)
Contract liability (billings in excess of cost)	(451,106)
Intangible assets - customer relationships	2,820,000
Goodwill	12,605,723
$15,466,503

The Company’s fair value estimate of the contingent consideration for the S5D acquisition was determined using a Monte Carlo simulation method which accounts for the probabilities of various outcomes. The Company’s fair value estimate related to the identified intangible asset of customer relationships was determined using the Multi-Period Excess Earnings Method. This valuation method requires management to project revenues, customer attrition and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

The goodwill recognized in connection with the acquisition is primarily attributable to new markets access and is expected to be deductible for tax purposes.

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Glimpse and S5D, as if the companies were combined for the three and nine-month periods ended March 31, 2022. The unaudited pro forma financial information includes the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at July 1, 2021.

The unaudited pro forma financial information if S5D was included since July 1, 2021:

	For the Three Months Ended March 31, 2022	For the Nine Months Ended March 31, 2022

Revenue	$2,270,286	$7,265,091
Net loss	$(2,025,931)	$(5,369,368)

The Company recognized $687,700 in revenue and $195,217 of net loss related to S5D since the acquisition date of February 1 through March 31, 2022 in the consolidated statement of operations.

AUGGD Asset Acquisition

In August 2021, the Company, through its wholly owned subsidiary company, MotionZone, LLC (dba AUGGD), completed an acquisition of certain assets, as defined, from Augmented Reality Investments Pty Ltd (“ARI”), an Australia based company providing augmented reality software and services. Over time, the acquisition may facilitate the Company’s endeavors in the Architecture, Engineering and Construction market segments.

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

XR Terra Asset Acquisition

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

NOTE 5. INTANGIBLE ASSETS

Intangible assets, their respective amortization period, and accumulated amortization at March 31, 2022 are as follows:

	As of March 31, 2022
	Value ($)				Amortization Period (Years)
	S5D	AUGGD	XR Terra	Total
Intangible Assets
Customer Relationships	$2,820,000	$250,000	$-	$3,070,000	5 (S5D) / 3 (AUGGD)
Technology	-	250,000	300,000	550,000	3
Less: Accumulated Amortization	(94,000)	(104,160)	(49,998)	(248,158)
Intangible Assets, net	$2,726,000	$395,840	$250,002	$3,371,842

Intangible asset amortization expense for the three and nine months ended March 31, 2022 was approximately $161,000 and $248,000, respectively.

Estimated intangible asset amortization expense for the next six years is as follow:

Remaining FYE June 30, 2022	$207,663
Fiscal Year Ended June 30, 2023	$830,652
Fiscal Year Ended June 30, 2024	$830,661
Fiscal Year Ended June 30, 2025	$609,866
Fiscal Year Ended June 30, 2026	$564,000
Fiscal Year Ended June 30, 2027	$329,000

NOTE 6. CONTRACT ASSETS/LIABILITIES

At March 31, 2022 and June 30, 2021, contract assets totaling $26,791 and $29,512, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($13,529 and $29,512, respectively), and costs in excess of billings under contracts not completed and recognized over time ($13,262 and $0, respectively). At March 31, 2022 and June 30, 2021, contract liabilities, totaling $563,949 and $98,425, respectively, consists of billings under contracts not completed and recognized at a point in time ($231,099 and $98,425, respectively), and billings in excess of costs under contracts not completed and recognized over time ($332,850 and $0, respectively).

The following table shows the reconciliation of the costs in excess of billings and billings in excess of costs for contracts recognized over time:

As of March 31, 2022

Cost incurred on uncompleted contracts	$127,911
Estimated earnings	392,221
Earned revenue	520,132
Less: billings to date	839,721
Billings in excess of costs, net	$(319,588)

Balance Sheet Classification
Contract assets includes costs and estimated earnings in excess of billings on uncompleted contracts	$13,262
Contract liabilities includes billings in excess of costs and estimated earnings on uncompleted contracts	(332,850)
Billings in excess of costs, net	$(319,588)

NOTE 7. CONTINGENT LEGACY ACQUISITION LIABILITY

Kabaq 3D Technologies, LLC

The Company’s November 2016 acquisition of assets relating to the acquisition of Kabaq 3D Technologies, LLC contained a provision for additional acquisition consideration triggered by a potential listing of the Company’s common stock on a national securities exchange and certain stock trading volume thresholds. In August 2021, the milestones triggering the additional consideration were met and the Company incurred $0.75 million of additional acquisition cost. In accordance with GAAP, the cost has been accrued as a legacy acquisition liability on the Company’s balance sheet at June 30, 2021. This obligation was satisfied in August 2021 through the issuance of 375,000 shares of common stock in settlement of 375,000 stock options at $2.00 per share.

KreatAR, LLC

The Company’s October 2016 acquisition of assets relating to the acquisition of KreatAR, LLC contained a provision for additional acquisition consideration triggered by a potential listing of the Company’s common stock on a national securities exchange and certain stock trading volume thresholds. In August 2021, the milestones triggering the additional consideration were met. In connection therewith, the Company incurred $0.5 million of additional acquisition cost. In accordance with GAAP, the cost has been accrued as a legacy acquisition liability on the Company’s balance sheet at June 30, 2021. This obligation was satisfied in December 2021 and January 2022 through the issuance of 35,000 shares of common stock in settlement of 35,000 stock options at $2.00 per share and through the issuance of 42,978 shares of common stock valued at $0.43 million.

NOTE 8. DEBT

Convertible Promissory Notes 1

In December 2019 the Company raised $1.33 million by the issuance of unsecured Convertible Promissory Notes with a three-year term (the “Note 1” or “Notes 1”), primarily from existing Company investors.

The Notes 1 bore an interest rate of 10% per annum.

Interest expense on the Notes 1 was approximately $1,600 and $98,000 for the three and nine months ended March 31, 2021, respectively, representing amortization of the original issue discount and prepaid interest for the period.

The Notes 1 were convertible by a Note 1 holder at any time during the term into common stock of the Company at a fixed price of $4.50/share, or approximately 295,000 shares of common stock upon full conversion.

In December 2020 and primarily in January 2021, Note 1 holders converted approximately $1.21 million of principal into approximately 0.33 million shares of common stock at a revised (to encourage early conversion) conversion price of $4.00/share. As a result, during the nine months ended March 31, 2021, the Company recorded a loss of approximately $0.52 million representing unamortized original issue discount and prepaid interest.

The holders of the remaining unconverted Notes 1, equating to approximately $117,000 (net of original discount of approximately $8,000) of outstanding principal at June 30, 2021, amended their Notes 1 to allow for auto conversion upon the Company’s potential IPO event at a conversion price of $4.25/share. As per the amendment, the residual Notes 1 converted upon the IPO and no further obligations existed. See Note 9.

The Company recorded a loss, during the nine months ended March 31, 2022, on conversion of the remaining Notes 1 of approximately $18,000 at time of the IPO, representing unamortized original issue discount and prepaid interest.

Convertible Promissory Notes 2

In March 2021, the Company raised $1.48 million by the issuance of unsecured Convertible Promissory Notes with a two-year term (the “Notes 2”), to several investors.

The Notes 2 bore an interest rate of 10% per annum.

No interest expense on the Notes 2 was recorded for the three and nine months ended March 31, 2021.

The Notes 2 were convertible by a note holder at any time during the term into common stock of the Company at a fixed price of $5.00/share, or 295,000 shares of common stock upon full conversion. Notes 2 had a maturity date of March 5, 2023. All outstanding amounts at the time of the Company’s IPO automatically converted at $5.00/share in the aggregate. Convertible Notes 2 totaled approximately $1.313 million (net of original issue discount of approximately $0.16 million) at June 30, 2021. The Notes 2 converted upon the IPO and no further obligations existed. See Note 9.

The Company recorded a loss, during the nine months ended March 31, 2022, on conversion of the Notes 2 of approximately $0.26 million at time of the IPO, representing unamortized original issue discount and prepaid interest.

Paycheck Protection Program Loan

In March 2022, the Small Business Administration forgave principal and interest on a $0.62 million Paycheck Protection Program loan to the Company. The forgiveness is recorded in other income (expenses) on the statement of operations.

NOTE 9. EQUITY

Initial Public Offering (“IPO”)

On July 1, 2021, the Company completed an IPO of common stock on the Nasdaq under the symbol “VRAR”, at a price of $7.00 per share.

The Company sold approximately 1.91 million shares of common stock and realized net proceeds (after underwriting, professional fees and listing expenses) of $11.82 million.

In connection with the IPO, and for services rendered, the underwriter was issued a warrant to purchase 87,500 shares of common stock at $7.00 per share. The warrant could not be exercised prior to December 30, 2021 and expires in June 2026. The warrant was valued at approximately $0.52 million based on the Black-Scholes options pricing model method with the following assumptions: 5 year expected term, 129% expected volatility, 0.87% risk-free rate and 0% expected dividend yield.

As stated in Note 8, in conjunction with the IPO, the outstanding convertible promissory Notes 1 and 2 were satisfied in full through the issuance of 324,150 shares of common stock. A loss of approximately $0.28 million was recorded on this conversion at the time of the IPO.

Securities Purchase Agreement (“SPA”)

In November 2021, the Company sold $15.0 million worth of its common stock and warrants to certain institutional investors in a private placement pursuant to a SPA. The Company realized net proceeds (after underwriting, professional fees and listing expenses) of $13.58 million.

Under the terms of the SPA, the Company sold 1.50 million shares of its common stock and warrants to purchase 0.75 million shares of common stock. The purchase price for one share of common stock and half a corresponding warrant was $10.00. The warrants have an exercise price of $14.63 per share. Warrants to purchase 0.56 million shares can be exercised immediately and expire five years from the date of the SPA. Warrants to purchase 0.19 million shares cannot be exercised prior to May 2, 2022 and expire five years thereafter. The warrants are valued at approximately $8.80 million based on the Black-Scholes options pricing model method with the following assumptions: 5 year expected term, 146% expected volatility, 1.22% risk-free rate and 0% expected dividend yield.

Common Stock Issued

Common stock sold to Investors

During the nine months ended March 31, 2022, the Company sold approximately 1.91 million shares of common stock to investors at the IPO at a price of $7.00 per share, for total net proceeds of approximately $11.82 million. In addition, the Company sold 1.50 million shares of common stock to investors pursuant to a SPA at a price of $10.00 per share (including unexercised warrants), for total net proceeds of approximately $13.58 million.

During the nine months ended March 31, 2021, the Company sold approximately 77,000 shares of common stock to investors at a price of $4.50 per share, for total net proceeds of approximately $0.35 million.

Common stock issued to Investors

During the nine months ended March 31, 2022, in connection with the conversion of convertible promissory notes and in conjunction with the IPO, the Company issued approximately 324,000 shares of common stock (see Note 8). During the nine months ended March 31, 2021, in connection with the conversion of Notes 1, the Company issued approximately 332,000 shares of common stock; and in connection with the issuance of Notes 2, the Company issued approximately 74,000 shares of common stock (see Note 8).

Common stock issued for Acquisition

During the nine months ended March 31, 2022 the Company issued approximately 111,000 shares of common stock, valued at $1.05 million, as consideration for the acquisition of AUGGD and XR Terra (see Note 4). In addition, the Company issued approximately 277,000 shares of common stock, fair valued at $2.30 million, as consideration for the acquisition of S5D (see Note 4).

Common stock issued for Legacy Acquisition Obligation

During the nine months ended March 31, 2021 the Company issued approximately 453,000 shares of common stock to satisfy legacy acquisition obligations of $1.25 million (see Note 7).

Common stock issued to Vendors

During the nine months ended March 31, 2022 and 2021, the Company issued approximately 15,000 and 21,000 shares of common stock, respectively, to various vendors for services performed and recorded share-based compensation of approximately $163,000 and $94,000, respectively.

Common stock issued for Exercise of Stock Options

During the nine months ended March 31, 2022, the Company issued approximately 560,000 shares of common stock upon exercise of the respective option grants, and realized cash proceeds of approximately $1.33 million.

Common stock-based Compensation expense

During the nine months ended March 31, 2022, the Company issued approximately 11,000 shares of common stock, to an employee and recorded share-based compensation of approximately $96,000.

Employee Stock-Based Compensation

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has 10 million common shares reserved for issuance. As of March 31, 2022, there were approximately 4.70 million shares available for issuance under the Plan.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan, are noted in the following table:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021
Weighted average expected terms (in years)	5.7	5.2	5.7	5.2
Weighted average expected volatility	232.7%	128.63%	205.6%	125.50%
Weighted average risk-free interest rate	1.4%	0.4%	1.4%	0.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The grant date fair value, for options granted during the nine months ended March 31, 2022 and 2021 was approximately $7.98 million and $2.10 million, respectively.

The following is a summary of the Company’s stock option activity for the nine months ended March 31, 2022:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2021	4,740,910	$3.40	8.5	$7,893,467
Options Granted	836,141	9.68	9.8	2,276,040
Options Exercised	(969,775)	2.90	7.5	(9,176,737)
Options Forfeited / Cancelled	(273,799)	4.98	7.7	(2,020,350)
Outstanding at March 31, 2022	4,333,477	$4.63	8.9	$10,404,816
Exercisable at March 31, 2022	3,568,874	$3.59	8.7	$10,293,216

The Company’s stock option-based expense for the three and nine months ended March 31, 2022 and 2021 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Stock option-based expense:
Research and development expenses	$448,321	$283,510	$1,053,829	$886,591
General and administrative expenses	43,265	123,179	$167,837	419,193
Sales and marketing expenses	160,657	65,302	$401,496	310,710
Cost of goods sold	4,348	192,958	$48,506	497,370
Board option expense	156,298	42,542	$334,603	128,043
Total	$812,889	$707,491	$2,006,271	$2,241,907

At March 31, 2022, total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $7.08 million and is expected to be recognized over a weighted average period of 2.56 years.

The intrinsic value of stock options at March 31, 2022 was computed using a fair market value of the common stock of $6.39/share.

NOTE 10. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(1,751,613)	$(1,230,188)	$(4,983,768)	$(3,248,600)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	12,604,315	7,387,885	11,394,381	7,157,762
Basic and diluted net loss per share	$(0.14)	$(0.17)	$(0.44)	$(0.45)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	At March 31, 2022	At March 31, 2021
Stock Options	4,333,477	4,567,750
Warrants	837,500
Convertible Notes	-	324,412
Total	5,170,977	4,892,162

NOTE 11. RELATD PARTY TRANSACTION

In March 2022, the Company lent to ARI, the entity from which the assets of AUGGD were bought (see Note 4), $0.25 million pursuant to a secured promissory note due March 31, 2024. The two owners of ARI are currently an employee and a non-employee advisor to the Company.

The note bears interest at the rate of 1% per annum and is secured by the borrower’s common shares of the Company. Any sales of said shares shall be used to prepay the note, unless otherwise agreed to by the Company.

The Company recognized $208 of interest income on the note for the three and nine months ended March 31, 2022.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases

New York

The Company has an office space lease expiring, as amended, on December 31, 2022.

Texas

The Company has an office space lease expiring, as amended, on February 28, 2025. The lease requires the Company to pay a pro-rata share of common area maintenance, insurance and real estate taxes.

Turkey

The Company has three office space leases expiring in November and December, 2022.

The future aggregate minimum rental commitments under the non-cancelable operating leases (including common area maintenance) are as follows:

Remaining FYE June 30, 2022	$114,632
Fiscal Year Ended June 30, 2023	$290,728
Fiscal Year Ended June 30, 2024	$129,380
Fiscal Year Ended June 30, 2025	$87,576

Rent expense for the three and nine months ended March 31, 2022 was approximately $110,000 and $286,000, respectively. Rent expense for the three and nine months ended March 31, 2021 was approximately $76,000 and $221,000, respectively.

Potential Future Distributions Upon Divestiture or Sale

Upon a divestiture or sale of a subsidiary company, the Company is contractually obligated to distribute up to 10% of the net proceeds from such divestiture or sale to the senior management team of the divested subsidiary company. Currently, there are no active discussions pertaining to a potential divestiture or sale of any of the Company’s subsidiaries.

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

The Company continues to closely monitor the situation and the effects on its business and operations. While uncertainty remains, given the current state of the pandemic, the Company’s expected revenue growth and current cash balance, the Company does not expect the impact of COVID-19 on its business and operations to worsen going forward.

NOTE 13. SUBSEQUENT EVENTS

None.

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

We were incorporated as The Glimpse Group, Inc. in the State of Nevada, on June 15, 2016 and are headquartered in New York, New York. We currently own and actively operate twelve, wholly-owned subsidiary companies (“Subsidiary Companies”, “Subsidiaries”) as represented in the below organizational chart:

QReal
Brands, Agencies & Retail
Lifelike 3D models & AR experiences

FORETELL REALITY
Therapy & Support
Social VR experiences & environments

POST REALITY
Corporate & Universities
AR activation SaaS platforms

ADEPT XR LEARNING
Corporate & Universities
Corporate training and e-learning

D6
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

On February 1, 2022, the Company closed on a Membership Interest Sale Agreement (the “S5D Agreement”) whereby Sector 5 Digital, LLC (“S5D”) became a wholly-owned subsidiary of the Company. S5D is an enterprise focused, immersive technology company that combines innovative storytelling with emerging technologies for industry leading organizations. The transaction’s original total potential purchase price was $27.0 million, with an initial payment of $4.0 million in cash and approximately 0.28 million shares of Company common stock. Future potential purchase price considerations, up to $19.0 million, are based on S5D and the Company’s achievement of revenue growth milestones in the three years post-Closing, the payment of which shall be made primarily in common stock of the Company, priced at the date of the future potential share issuance subject to a common stock price floor as defined in the S5D Agreement. In addition, Jeff Meisner (former S5D Chief Executive Officer) was appointed to the Company’s Board of Directors and was named Chief Revenue Officer of the Company.

On March 22, 2022 the Small Business Administration forgave in full the Company’s $0.62 million Paycheck Protection Program 2 loan (“PPP 2”).

Financial Highlights for the three and nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021

Results of Operations

The following table sets forth our results of operations for the three and nine months ended March 31, 2022 and 2021:

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)				(in millions)
Revenue	$2.05	$0.92	$1.13	123%	$4.77	$2.44	$2.33	95%
Cost of Goods Sold	0.37	0.59	(0.22)	-37%	0.73	1.28	(0.55)	-43%
Gross Profit	1.68	0.33	1.35	409%	4.04	1.16	2.88	248%
Total Operating Expenses	4.06	1.58	2.48	157%	9.39	4.35	5.04	116%
Loss from Operations before Other Income (Expense)	(2.38)	(1.25)	(1.13)	90%	(5.35)	(3.19)	(2.16)	68%
Other Income (Expense), net	0.63	0.02	0.61	3,050%	0.37	(0.06)	0.43	717%
Net Loss	$(1.75)	$(1.23)	$(0.52)	42%	$(4.98)	$(3.25)	$(1.73)	53%

Results of Operations include the results of S5D since purchase in February 2022.

Revenues

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)				(in millions)
Software Services	$1.92	$0.75	$1.17	156%	$4.34	$2.13	$2.21	104%
Software License/Software as a Service	0.13	0.17	(0.04)	-24%	0.43	0.31	0.12	39%
Total Revenue	$2.05	$0.92	$1.13	123%	$4.77	$2.44	$2.33	95%

Total revenue for the three months ended March 31, 2022 was approximately $2.05 million compared to approximately $0.92 million for the three months ended March 31, 2021, an increase of 123%. Total revenue for the nine months ended March 31, 2022 was approximately $4.77 million compared to approximately $2.44 million for the nine months ended March 31, 2021, an increase of 95%. The increase for both periods reflect the addition of S5D, organic growth and the addition of new customers.

We break out our revenues into two main categories – Software Services and Software License.

●	Software Services revenues are primarily comprised of VR/AR projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed VR/AR software as licenses or as software-as-a-service (“SaaS”).

For the three months ended March 31, 2022, Software Services revenue was approximately $1.92 million compared to approximately $0.75 million for the three months ended March 31, 2021, an increase of approximately 156%. For the nine months ended March 31, 2022, Software Services revenue was approximately $4.34 million compared to approximately $2.13 million for the nine months ended March 31, 2021, an increase of approximately 104%. The increase for both periods reflect the addition of S5D, organic growth and the addition of new customers.

For the three months ended March 31, 2022, Software License revenue was approximately $0.13 million compared to approximately $0.17 million for the three months ended March 31, 2021, reflecting a difference in timing of renewals. For the nine months ended March 31, 2022, Software License revenue was approximately $0.43 million compared to approximately $0.31 million for the nine months ended March 31, 2021, an increase of approximately 39%. As the VR and AR industries continue to mature, we expect our Software License revenue to continue to grow on an absolute basis and as an overall percentage of total revenue.

For the three months ended March 31, 2022, non-project revenue (i.e., VR/AR Software and Services revenue only), was approximately $1.19 million compared to approximately $0.43 million for the three months ended March 31, 2021, an increase of approximately 176%. For the three months ended March 31, 2022, non-project revenue accounted for approximately 58% of total revenues compared to approximately 47% for the three months ended March 31, 2021. For the nine months ended March 31, 2022, non-project revenue (i.e., VR/AR Software and Services revenue only), was approximately $2.89 million compared to approximately $1.07 million for the nine months ended March 31, 2021, an increase of approximately 171%. For the nine months ended March 31, 2022, non-project revenue accounted for approximately 61% of total revenues compared to approximately 44% for the nine months ended March 31, 2021. The increase for both periods reflect organic growth and the addition of new customers.

Customer Concentration

Three customers accounted for approximately 61% (32%, 16% and 13%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2022. One of these customers and three different customers accounted for approximately 67% (26%, 15%, 15% and 11%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2021. Two customers accounted for approximately 59% (42% and 17%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2022. One of these customers and a different customer accounted for approximately 49% (32% and 17%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2021.

We operate in an early stage industry, and customers are exploring various options for AR and VR solutions and acting as early adopters. As such, there can be a high degree of variance on our source of revenues while customers are on-boarded and our software products and solutions are integrated, measured and digested. A customer that may account for a higher percentage of revenue in one period may not account for any revenue in subsequent periods. In some cases, those customers could re-engage after they have evaluated our solutions and may or may not be a source of future revenue. Over the past several quarters, a significant percentage of our revenues have come from one strategic customer. A reduction of revenue from this strategic customer – which we do not currently anticipate – would have a detrimental impact on the Company’s revenues. In general, a customer that makes up a significant portion of revenues in one period, often do not make up a significant portion in other periods. Given this dynamic we expect this variability in Customer Concentration to continue until such point in time when our revenue has reached larger scale, and with a larger portion of our revenues coming from Software Licenses/SaaS.

Gross Profit

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)				(in millions)
Revenue	$2.05	$0.92	$1.13	123%	$4.77	$2.44	$2.33	95%
Cost of Goods Sold	0.37	0.59	(0.22)	-37%	0.73	1.28	(0.55)	-43%
Gross Profit	$1.68	$0.33	$1.35	409%	$4.04	$1.16	$2.88	248%
Gross Profit Margin	82%	36%			85%	48%

Gross profit was approximately 82% for the three months ended March 31, 2022 compared to approximately 36% for the three months ended March 31, 2021. Gross profit was approximately 85% for the nine months ended March 31, 2022 compared to approximately 48% for the nine months ended March 31, 2021. The increase for both periods was driven by the increase in non-project revenue which produces higher margin, improved management of project revenue costs of goods sold and utilization of lower cost Glimpse Turkey staff.

Operating Expenses

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)				(in millions)
Research and development expenses	$1.91	$0.67	$1.24	185%	$4.09	$1.99	$2.10	106%
General and administrative expenses	1.29	0.63	0.66	105%	3.27	1.35	1.92	142%
Sales and marketing expenses	0.86	0.28	0.58	207%	2.02	1.01	1.01	100%
Total operating expenses	$4.06	$1.58	$2.48	157%	$9.38	$4.35	$5.03	116%

Operating expenses for the three months ended March 31, 2022 were approximately $4.06 million compared to $1.58 million for the three months ended March 31, 2021, an increase of approximately 157%. Operating expenses for the nine months ended March 31, 2022 were approximately $9.38 million compared to $4.35 million for the nine months ended March 31, 2021, an increase of approximately 116%. The increase for both periods was driven by employee headcount additions to support growth, the incurrence of expenses specific to Glimpse being a publicly traded company and the addition of three new subsidiaries which includes headcount, amortization of intangibles and professional fees related to the acquisitions.

Research and Development

Research and development expenses for the three months ended March 31, 2022 were approximately $1.91 million compared to $0.67 million for the three months ended March 31, 2021, an increase of approximately 185%. Research and development expenses for the nine months ended March 31, 2022 were approximately $4.09 million compared to $1.99 million for the nine months ended March 31, 2021, an increase of approximately 106%. For both periods, this reflects headcount additions to support growth and the addition of three new subsidiaries. Going forward, we expect research and development costs to continue to increase as we continue to develop and commercialize our software products.

For the three months ended March 31, 2022, non-cash stock option expenses relating to research and development included approximately $0.45 million of employee compensation expenses, comprising approximately 24% of total research and development expenses. For the three months ended March 31, 2021, non-cash stock option expenses relating to research and development included approximately $0.28 million of employee compensation expenses, comprising approximately 42% of total research and development expenses. For the nine months ended March 31, 2022, non-cash stock option expenses relating to research and development included approximately $1.05 million of employee compensation expenses, comprising approximately 26% of total research and development expenses. For the nine months ended March 31, 2021, non-cash stock option expenses relating to research and development included approximately $0.89 million of employee compensation expenses, comprising approximately 45% of total research and development expenses. Over time, we expect non-cash stock options and common stock research and development expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

General and Administrative

General and administrative expenses for the three months ended March 31, 2022 were approximately $1.29 million compared to $0.63 million for the three months ended March 31, 2021, an increase of approximately 105%. General and administrative expenses for the nine months ended March 31, 2022 were approximately $3.27 million compared to $1.35 million for the nine months ended March 31, 2021, an increase of approximately 142%. The increase for both periods reflect additional headcount to build infrastructure and support the operations of a public company (i.e., public company directors & officers liability insurance, investor relation and public listing fees, additional legal and accounting fees, and additional independent board members) and the addition of three new subsidiaries which includes headcount, amortization of intangibles and professional fees related to the acquisitions.

For the three months ended March 31, 2022, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.22 million of employee, board of directors and vendor expenses, comprising approximately 17% of total general and administrative expenses. For the three months ended March 31, 2021, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.19 million of employee, board of directors and vendor expenses, comprising approximately 29% of total general and administrative expenses. For the nine months ended March 31, 2022, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.67 million of employee, board of directors and vendor expenses, comprising approximately 20% of total general and administrative expenses. For the nine months ended March 31, 2021, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.57 million of employee, board of directors and vendor expenses, comprising approximately 42% of total general and administrative expenses. Over time, we expect non-cash stock options and common stock general and administrative expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2022 were approximately $0.86 million compared to $0.28 million for the three months ended March 31, 2021, an increase of approximately 207%. Sales and marketing expenses for the nine months ended March 31, 2022 were approximately $2.02 million compared to $1.01 million for the nine months ended March 31, 2021, an increase of approximately 100%. For both periods, the increase reflects expansions to headcount and outside marketing firms to drive revenue growth and the addition of three new subsidiaries. As our subsidiary companies continue to establish initial market traction and grow their revenue base, we expect to increase our business development and sales expenses.

For the three months ended March 31, 2022, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.16 million of employee, vendor and fee compensation expenses, comprising approximately 19% of total sales and marketing expenses. For the three months ended March 31, 2021, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.08 million of employee, vendor and fee compensation expenses, comprising approximately 27% of total sales and marketing expenses. For the nine months ended March 31, 2022, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.49 million of employee, vendor and fee compensation expenses, comprising approximately 24% of total sales and marketing expenses. For the nine months ended March 31, 2021, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.35 million of employee, vendor and fee compensation expenses, comprising approximately 34% of total sales and marketing expenses. Over time, we expect non-cash stock options and common stock sales and marketing expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

Other Income (Expense), net

Other income and expense, net for the three months ended March 31, 2022 was income of $0.63 million compared to income of $0.02 million for the three months ended March 31, 2021. Other income and expense, net for the nine months ended March 31, 2022, was income of $0.37 million as compared to an expense of $0.06 million during the 2021 period, an increase in income of $0.43 million. Both periods reflect the forgiveness of a Paycheck Protection Program loan ($0.62 million PPP 2 in 2022 and $0.55 million PPP 1 in 2021), offset in the prior periods by the loss on conversion of convertible notes to common stock and associated interest on the convertible notes.

Net Loss

We sustained a net loss of $1.75 million for the three months ended March 31, 2022 as compared to a net loss of $1.23 million for the prior 2021 period, a loss increase of $0.52 million or 42%. Net loss for the nine months ended March 31, 2022 was $4.98 million as compared to a net loss of $3.25 million for the prior 2021 period, a loss increase of $1.73 million or 53%. This represents operating expense growth outpacing revenue and related gross profit. This reflects current expense outlays in all areas of the Company to propel future growth, including the acquisition of three new subsidiaries.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended March 31, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net loss	$(1.75)	$(1.23)	$(4.98)	$(3.25)
Interest expense, net	-	-	-	0.10
Depreciation and amortization	0.18	0.01	0.28	0.02
EBITDA (loss)	(1.57)	(1.22)	(4.70)	(3.13)
Stock based compensation expenses	0.96	0.75	2.27	2.34
Stock based financing related expenses	-	0.52	0.28	0.52
Acquisition related expenses	0.12	-	0.23	-
Forgiveness of PPP loans	(0.62)	(0.55)	(0.62)	(0.55)
Adjusted EBITDA (loss)	$(1.11)	$(0.50)	$(2.54)	$(0.82)

Adjusted EBITDA loss of $1.11 million for the three months ended March 31, 2022 increased by $0.61 million from a $0.50 million loss for the three months ended March 31, 2021. Adjusted EBITDA loss of $2.54 million for the nine months ended March 31, 2022 increased by $1.72 million from a $0.82 million loss for the nine months ended March 31, 2021. These increases were driven by an increase in Net loss reflecting current expense outlays in all areas of the Company to propel future growth, including the acquisition of three new subsidiaries.

Liquidity and Capital Resources

	For the Nine Months Ended
	March 31,		Change
	2022	2021	$	%
	(in millions)
Net cash used in operating activities	$(3.68)	$(1.03)	$(2.65)	-257%
Net cash used in investing activities	(6.52)	(0.02)	(6.50)	-32,500%
Net cash provided by financing activities	26.47	2.42	24.05	994%
Net increase in cash and cash equivalents	16.27	1.37	14.90	1,088%
Cash and cash equivalents, beginning of year	1.77	1.03	0.74	72%
Cash and cash equivalents, end of period	$18.04	$2.40	$15.64	652%

Operating Activities

Net cash used in operating activities was $3.68 million for the nine months ended March 31, 2022, compared to $1.03 million during the prior period, an increase of approximately $2.65 million. This is primarily driven by an increase in net loss of approximately $1.73 million, an increase in accounts receivable reflective of increased revenue period-over-period and payment of performance related bonuses.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2022 increased approximately $6.50 million compared to a negligible amount in the prior period. This represents the cash portions of the S5D acquisition ($4.0 million at closing and $2.0 million escrow for contingent consideration) and asset purchase of XR Terra, investment in corporate fixed income securities and purchase of computer hardware.

Financing Activities

Cash flow provided from financing activities during the nine months ended March 31, 2022 was $26.47 million, compared to $2.42 million for the prior period. 2022 reflects the net proceeds from our IPO and SPA common stock transactions and exercise of stock options offset by issuance of a note receivable. 2021 financing activities reflect proceeds from convertible promissory notes, proceeds from a Paycheck Protection Plan loan and issuance of common stock to investors.

Capital Resources

As of March 31, 2022, the Company had cash and cash equivalent balances of $18.0 million. In addition, there is a $2.0 million cash escrow for contingent consideration of the S5D acquisition, payable upon achievement of S5D and the Company’s performance targets (refundable to Glimpse if targets not achieved).

As of March 31, 2022, the Company had no outstanding debt obligations.

As of March 31, 2022, the Company had no issued and outstanding preferred stock.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

During the period ended March 31, 2022, there was no change in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

During the three months ended March 31, 2022, the Company issued an aggregate of 1,529 shares of Common Stock for consulting services.

The foregoing transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. In the alternative, the common stock issued upon the exercise of conversion rights is an exempt security pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 16th day of May, 2022.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer, President
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer
(Principal Financial Officer)

