Form 10-K
period 2022-06-30
Glimpse Group, Inc.
filed 2022-09-28
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-40556

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of September 20, 2022, the aggregate market value of the registrants voting and non-voting common stock held by non-affiliates of the registrant was $63,068,992 based on the closing sale price as reported on The Nasdaq Stock Market LLC of $5.92 per share.

As of September 20, 2022, 13,593,734 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

THE GLIMPSE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

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

When used in this annual report, the terms the “Company,” “Glimpse Group,”, “Glimpse,” “we,” “us,” “ours,” and similar terms refer to The Glimpse Group, Inc., a Nevada corporation, and its subsidiaries.

As of the date of this annual report, we currently own and operate numerous wholly-owned subsidiary companies (“Subsidiary Companies”, “Subsidiaries”): Adept Reality, LLC (dba Adept XR Learning), QReal, LLC, KreatAR, LLC (dba Post Reality), D6 VR, LLC, Immersive Health Group, LLC (dba IHG), Foretell Studios, LLC (dba Foretell Reality), Number 9, LLC (dba Pagoni VR), Early Adopter, LLC, MotionZone, LLC (dba AUGGD), Glimpse Group Yazilim ve ARGE Ticaret Anonim Sirketi (Glimpse Turkey), XR Terra, LLC, Sector 5 Digital, LLC (“S5D”), PuploAR, LLC (a subsidiary company of QReal) and, as of August 1, 2022, Brightline Interactive, LLC (“BLI”). In addition, we own one inactive subsidiary company, In-It VR, LLC (dba Mezmos), which may be reactivated based on need and market conditions and a legal entity in Australia - Glimpse Group Australia Pty Ltd.

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

COMPANY OVERVIEW

We are a Virtual (“VR”) and Augmented (“AR”) Reality platform company, comprised of a diversified group of wholly-owned and operated VR and AR companies, providing enterprise-focused software, services and solutions. We believe that we offer significant exposure to the rapidly growing and potentially transformative VR, AR and immersive technology markets, while mitigating downside risk via our diversified model and ecosystem.

Our platform of VR/AR subsidiary companies, collaborative environment and diversified business model aims to simplify the challenges faced by companies in the emerging VR/AR industry, potentially improving each subsidiary company’s ability to succeed, while simultaneously providing investors an opportunity to invest directly into the emerging VR/AR industry via a diversified infrastructure.

By leveraging our platform, we strive to cultivate and manage the business operations of our VR/AR subsidiary companies, with the goal of allowing each underlying company to better focus on mission-critical endeavors, collaborate with the other subsidiary companies, reduce time to market, optimize costs, improve product quality and leverage joint go-to-market strategies. Subject to operational, market and financial developments and conditions, we intend to carefully add to our current portfolio of subsidiary companies via a combination of organic expansion and/or outside acquisition.

The VR/AR immersive technology industry is an early-stage technology industry with nascent markets. We believe that this industry has significant growth potential across verticals, may be transformative and that our diversified platform and ecosystem create important competitive advantages. Our subsidiary companies currently target a wide array of industry verticals, including but not limited to: Corporate Training, Education, Healthcare, Branding/Marketing/Advertising, Retail, Financial Services, Food & Hospitality, Media & Entertainment, Architecture/Engineering/Construction (“AEC”), Corporate Events and Presentations, Beauty and Cosmetics, Government & Defense and Social VR support groups and therapy. We do not currently target direct-to-consumer (“B2C’) customers, we focus primarily on the business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”) segments. In addition, we are hardware agnostic.

The Glimpse Platform

We develop, commercialize and market innovative and proprietary VR/AR immersive technology software products, solutions and intellectual property (“IP”). Our platform is currently comprised of numerous active wholly-owned subsidiary companies, each targeting different industry segments in a non-competitive, collaborative manner. Our experienced management and dynamic VR/AR entrepreneurs have deep domain expertise, providing the foundation for value-add-collaborations throughout our ecosystem.

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

(3) From our inception, we have balanced minimizing operational cash burn with capturing the growth opportunities in front of us. This remains an important factor driving our strategy to: (a) focus on enterprise software and services, only onboarding companies that are generating revenues or clearly could in the short term; (b) target solutions that are based on use cases that have a clear return on investment (“ROI”) and can be effectively developed from existing technologies and hardware; and (c) centralize costs to reduce inefficiencies. By striving to balance cash burn and growth, our goal is to lower dilution and support greater independence from capital markets, thereby increasing resiliency and maximizing upside potential.

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

Additionally, aligned economic incentives encourage cross-Company collaboration. Substantially all of our employees own equity in our Company. The leadership team of each subsidiary company, in addition to their equity ownership in Glimpse, often also have an economic interest in their particular subsidiary company. This economic interest is negotiated with lead management of a subsidiary company upon their joining our Company, and typically takes form in either: i) a 5-10% economic interest in the total net sale proceeds of the subsidiary upon a divestiture event or ii) additional Glimpse equity issuances based on revenue milestones achieved by the subsidiary company over a period of several years (typically three years). Thus, there is benefit to them not only when their subsidiary company succeeds but also when any of the other subsidiaries succeeds, and when Glimpse as a whole succeeds. We believe that this ownership mechanism is a strong driver of cross-pollination of ideas and fosters collaboration. While each subsidiary company owns its own IP, our parent company currently owns 100% of each subsidiary company. In addition, there will be perpetual licensing agreements between our subsidiary companies, so that if a subsidiary company is divested, then the remaining subsidiaries, if utilizing the IP of a divested subsidiary company, will continue to retain usage rights post-divestiture.

Active Glimpse Subsidiary Companies

THE GLIMPSE GROUP

QReal / PULPOAR
Brands, Agencies & Retail
Lifelike 3D models & AR experiences

FORETELL REALITY
Therapy & Support
Social VR experiences & environments

POST REALITY
Corporate & Universities
AR activation SaaS platforms

ADEPT XR LEARNING
Corporate & Universities
Corporate training and e-learning

D6
Financial Services
Data visualization, analysis, presentation & collaboration

PAGONI VR
Media & Entertainment
Realtime and on-demand VR broadcasting

Education
Solutions for medical professional training

GLIMPSE TURKEY
3D Model Creation
Large scale photogrammetry production

IMMERSIVE HEALTH GROUP
Healthcare & Nurses Training
Solutions for medical professional training

XR TERRA
XR Training
Intensive XR bootcamps

S5D
Enterprise Visualization
Corporate immersive experiences

auggd
Architecture, Engineering & Construction
Augmented Reality software and services

brightline
Corporate & Government Immersive Simulations
Scalable VR, AR, 5G Experiences

1.	QReal, LLC (dba QReal): Creation of lifelike photorealistic 3D interactive digital models and experiences in AR

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

7.	Number 9, LLC (dba Pagoni VR): VR broadcasting solutions and environments for events, education, media & entertainment

8.	Early Adopter, LLC (EA): AR/VR solutions for K-12 education

9.	MotionZone, LLC (dba AUGGD): AR software and solutions for the Architecture, Engineering and Construction (AEC) segments

10.	Glimpse Group Yazilim ve ARGE Ticaret Anonim Sirketi (Glimpse Turkey): a development center in Turkey, primarily developing and creating 3D models for QReal

11.	XR Terra, LLC (dba XR Terra): Immersive technologies teaching courses and training

12.	Sector 5 Digital, LLC (S5D): Corporate immersive experiences and events

13.	PulpoAR, LLC (PulpoAR): AR try-on technologies, targeting the Beauty and Cosmetics industry; a subsidiary company of QReal

14.	Brightline Interactive, LLC (BLI): Immersive and interactive experiences, training scenarios, and simulations for both government and commercial customers.

Key Business Developments During Fiscal Year 2022

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

In conjunction with the IPO, the outstanding convertible promissory notes (the “March 2021 Notes” and the “December 2019 Notes”) were converted and satisfied in full through issuance of 0.324 million shares of common stock. The Company has no other convertible promissory notes outstanding after the IPO.

Securities Purchase Agreement (“SPA”)

In November 2021, the Company sold $15.0 million worth of its common stock and warrants to certain institutional investors in a private placement pursuant to a SPA. The Company realized net proceeds (after underwriting, professional fees and listing expenses) of $13.58 million.

Under the terms of the SPA, the Company sold 1.50 million shares of its common stock and warrants to purchase 0.75 million shares of common stock. The purchase price for one share of common stock and half a corresponding warrant was $10.00. The warrants have an exercise price of $14.63 per share. Warrants to purchase 0.56 million shares could be exercised immediately and expire in November 2026, and warrants to purchase 0.19 million shares were not exercisable prior to May 2022 and expire in May 2027.

AUGGD Asset Acquisition

In August 2021, the Company, through its wholly owned subsidiary company, MotionZone, LLC (dba AUGGD), completed an acquisition of certain assets, as defined, from Augmented Reality Investments Pty Ltd (“ARI”), an Australia based company providing augmented reality software and services. AUGGD targets the Architecture, Engineering and Construction market segments.

In conjunction with this acquisition, the Company established a new legal entity - “Glimpse Australia” - which may, in time, become a fully operational subsidiary company focused on facilitating the potential introduction of our products and services to the Australian markets and, in addition to AUGGD, potentially adding other Australian VR/AR companies to Glimpse Australia over time.

Initial consideration for the asset purchase was $0.75 million payable in Company common stock. In August 2021, the Company issued 77,264 shares of common stock to satisfy the purchase price. The acquisition agreement provides for additional contingent consideration in the form of Company common stock if certain future revenue targets are achieved through June 2024, priced at the time of issuance and with a floor issuance price of $7.00 per share. No liabilities were assumed as part of the acquisition and the primary assets acquired included employees, customer relationships and technology.

In June 2022, AUGGD achieved its initial Year 1 revenue milestone, and in July 2022 ARI was issued common shares of Company equating to approximately $0.57 million.

XR Terra Asset Acquisition

In October 2021, the Company, through its wholly owned subsidiary company, XR Terra, LLC, completed an acquisition of certain assets from XR Terra, Inc., a developer of teaching platforms utilized in coding software used in VR and AR programming.

Initial consideration for the purchase was $0.60 million payable 50% in Company common stock and 50% in cash. In October 2021, the Company paid $0.30 million cash and issued 33,877 shares of common stock to satisfy the purchase price. The acquisition agreement provides for additional contingent consideration in the form of Company common stock if certain future revenue targets are achieved through September 2024, priced at the time of issuance and with a floor issuance price of $7.00 per share. No liabilities were assumed as part of the acquisition and the primary assets acquired included employees and technology.

Sector 5 Digital Acquisition

On December 2, 2021, the Company entered into a Membership Interest Sale Agreement (the “Agreement”), with Sector 5 Digital (S5D) and each of the equity holders of S5D named therein (collectively, the “Members”). S5D is an enterprise focused, immersive technology company that combines innovative storytelling with emerging technologies for industry leading organizations.

On February 1, 2022, the Company consummated the transaction and S5D became a wholly-owned subsidiary of the Company. The aggregate consideration consisted of: (a) $4.0 million cash paid at the February 1, 2022 closing (the “Closing”); (b) 277,201 shares of the Company’s common stock valued at the date of acquisition, valued at $4.0 million at the time the Agreement was entered and released from escrow to the Members at Closing; and (c) future purchase price considerations (“contingent consideration”) payable to the Members, up to a residual of $19.0 million ($2.0 million in cash which was escrowed at Closing). The $19.0 million is based and payable on S5D and the Company’s achievement of certain revenue growth milestones during the three years post-Closing, the payment of which shall be made up to $2.0 million in cash and the remainder in common stock of the Company, priced at the dates of the future potential share issuance subject to a common stock price floor of $7.00/share.

S5D had revenue for calendar year 2021 (prior to acquisition) of approximately $4 million.

PulpoAR Asset Acquisition

In May 2022, the Company, through its wholly owned subsidiary companies, QReal, LLC and PulpoAR, LLC, completed an acquisition of certain assets, as defined, from PulpoAR Pulpoar Bilisim Anonim Sirketi, a Turkey based AR technology e-commerce company providing virtual try-on solutions primarily for the Beauty and Retail markets.

Initial consideration for the purchase was $2.0 million, payable 75% in shares of the Company’s common stock (subject to a common stock floor price of $7.00/share) and 25% in cash. In May and June 2022, the Company collectively paid $0.50 million cash and will issue in September 2022 214,286 shares of common stock to satisfy the purchase price. The asset acquisition agreement provides for additional contingent consideration in the form of Company common stock and cash if certain future revenue targets are achieved through December 2024, priced at the time of issuance and with a floor issuance price of $7.00 per share. No liabilities were assumed as part of the acquisition and the primary assets acquired included employees and technology.

Brightline Interactive, LLC Acquisition

In May 2022, the Company entered into an Agreement and Plan of Merger (the “BLI Agreement”) to purchase all of the membership interests of Brightline Interactive, LLC (“BLI”), an immersive technology company that provides VR and AR based training scenarios and simulations for commercial and government customers. The transaction’s total potential purchase price is $32.5 million, with an initial payment of $8.0 million upon closing, consisting of $3.0 million in cash and approximately 0.71 million shares of the Company’s common stock valued at $5.0 million at the time the Agreement was entered (and issued at Closing based on a common stock floor price of $7.00/share). Future potential purchase price considerations, up to $24.5 million, are based on BLI’s achievement of revenue growth milestones in the three years post-closing, the payment of which shall be made up to $12 million in cash and the remainder in common shares of the Company, priced at the date of the future potential share issuance subject to a common stock price floor of $7.00/share.

In August 2022, the BLI transaction closed and BLI became a wholly-owned subsidiary of the Company. $3 million in cash was paid and approximately 0.71 million shares of Company stock was issued to the sellers.

The Company is currently determining its potential contingent liability for the purchase, as well as allocation of the purchase price amongst the assets purchased, intangible assets, goodwill and liabilities assumed.

BLI had revenue for calendar year 2021 of approximately $5 million.

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

VR and AR are emerging technologies, and the markets for them are still nascent. We believe that XR technologies and solutions have the potential to fundamentally transform how people and businesses interact, further enabling remote work, education and commerce. XR is also expected to increasingly interconnect with other emerging technologies such as artificial intelligence, computer vision, big data, NFT and crypto currencies. Additionally, HMD and telecommunication (5G) advancements have been driving vast improvements in capabilities and ease of use, while significantly reducing headset cost. As a result, market adoption has accelerated and is expected to continue. Leading technology companies such as Meta/Facebook, Apple, Microsoft, Google, Samsung, Sony and HP have been at the forefront of VR/AR hardware development and software infrastructure, while also increasing integration of their products with AR and VR capabilities.

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

Based on Artillery Intelligence’s market forecasts, the VR and AR markets are forecasted to grow by approximately 50% in 2022 to over $25 billion and expected to exceed $35 billion by 2023. In particular, VR and AR enterprise software – the segment we are focused on – is projected to grow by approximately 50% in 2022 to over $7 billion and expand to more than $10 billion in 2023.

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

VR/AR Hardware (Headsets) (“Hardware”):

We do not develop any Hardware, and our software and service solutions are mostly compatible with any Hardware. We believe that Hardware development, commercialization and distribution are highly capital intensive and there is not yet large enough scale or mass adoption in the VR/AR industry to justify such expenditures for a smaller company. As such, there are relatively few participants on the Hardware side, some very large (for example: Meta/Facebook, Microsoft, Samsung, Google, Apple, HTC, HP, Lenovo, Sony and Epson) and some much smaller (for example: Magic Leap, Pico, Valve, Varjo and Vuzix). In general, Hardware cycles have been accelerating and performance improving, with simplified usability and reduced end-user costs. The more advanced, easier to use and cheaper the Hardware becomes, the higher the potential for the development of robust software applications and increased market adoption of VR/AR solutions.

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

We believe that there are a select number of earlier stage companies of approximately our size that provide VR/AR Software and could be viewed as potential competitors. In addition, several of the larger technology players provide general infrastructure VR/AR Software. In particular: ARCore from Google and ARKit from Apple, which enable AR functionality on smartphones and tablets; and Unity and Epic Unreal, which enable software languages used in VR and AR programing. We do not view these larger companies as competition, but rather as complementary to our business (indeed, some of these are customers of ours). We believe infrastructure software benefits us, and the industry at large, as they are not industry specific and enable companies like us to more effectively build industry specific solutions, thereby saving significant costs and development efforts.

Platform Expansion and Diversification Strategy

As described above in “Competitive Environment,” the VR/AR software and services industries are highly fragmented. There are numerous potential acquisition targets that, while having established a niche market position, product or technology, have limited resources and ability to pursue growth initiatives. We intend to leverage our position and relative scale in the industry in order to continue to add to our platform both earlier stage companies and technologies and, subject to the availability of capital and appropriate targets, more mature companies. Beyond the expected financial impact of each such potential addition, these could also enhance our ecosystem, technology, scale and competitive position. These potential acquisitions may be domestic or international. If there is sufficient scale in a certain geographic location (beyond our current NYC headquarters), then a new hub may be established in such location, with several subsidiary companies operating in that hub, under the overall Glimpse umbrella. We currently have multiple locations in the US, offices in several locations in Turkey and an international presence in the UK, Australia and Israel.

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

As of the date of this disclosure and summarized in the table below, we have been issued 10 patents by the United States Patent and Trademark Office (the “USPTO”) and have an additional 4 filed patent applications in process.

Title of Invention	Subsidiary	Initial Filing Date	Issuance Date	Patent Number

Issued Patents:	Pagoni VR	06-21-2018	Oct ‘19	10445941
Interactive Mixed Reality System for a Real World Event

Immersive Display System with Adjustable Perspective	Pagoni VR	11-27-2018	Sept ‘20	10764553

Augmented Reality Geolocation Using Image Matching	Post Reality	08-22-2018	March ‘21	10949669

System for Sharing User-Generated Content	Pagoni VR	06-12-2019	Aug ‘21	11095947

Presenting a Simulated Reality Experience in a Preset Location	Post Reality	06-14-2019	Nov ‘21	11189097

Virtual Reality System Cross Platform	Foretell Reality	04-23-2019	April ‘22	11294453

Simulated Reality Adaptive User Space	Foretell Reality	07-26-2019	April ‘22	11288868

Marker-Based Positioning of Simulated Reality	KreatAR	04-23-2019	July ‘22	11380011

System and Method for Generating an Augmented Reality Experience	Brightline	11-19-2020	April ‘22	11302038

Immersive Ecosystem	Brightline	08-05-2020	June ‘22	11373383

Filed Patents:

Presentation Interface and Immersion Platform	Pagoni VR	04-30-2019

Simulated Reality Risks Mitigation System	IHG	07-19-2019

Real-Time Visualization of Head Mounted Display User Reactions	D6	04-06-2022

Audio Processing In a Virtual Environment	Adept Reality	06-22-2022

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

Business Cycles

Based on our history and information available to date, we have not been able to identify any seasonality of cycles within our business. Since VR/AR is an emerging industry, market and customer education are material and therefore the length of the typical sales cycle can be between 3 and 18 months, depending on the size and complexity of the proposed solution and the customer’s level of understanding of the VR/AR space and prior experience.

Economic Dependence

For the year ended June 30, 2022, one customer accounted for approximately 40% of our revenues and another for approximately 14% of our revenues. These same customers accounted for approximately 26% and 0% of revenues, respectively, for the year ended June 30, 2021. No other customer accounted for more than 10% of our revenues for the year ended June 30, 2022. A customer that did not account for material revenues in the year ended June 30, 2022, accounted for 23% of our revenues for the fiscal year ended June 30, 2021. For the fiscal year ended June 30, 2021, no other customer accounted for 10% or more of our revenues.

We operate in an early stage industry, and customers are exploring various options for AR and VR solutions and acting as early adopters of VR and AR solutions. As such, there has been a high degree of variance on our source of revenues while customers are on-boarded and our software product and solutions are integrated, measured and digested. A customer that may account for a higher concentration of revenue in one period may not account for any revenue in subsequent periods.

With the recent addition of S5D and subsequent addition of Brightline Interactive, we have significantly increased our scale and are approaching a point with less variability in customer concentration and less dependency on any one customer in the aggregate. That being said, we continue to have a handful of customers that comprise the majority of our revenues. A significant reduction in revenue from our larger customers could have a material negative impact on our operations.

Typically, customer contracts can be canceled at any time by the customer upon 30-90 day written notice (depending on the size and complexity of the contract). In such an event, the customer would owe the Company unpaid amounts up until the point of cancelation. For most customers we charge 25-50% of the contract value upfront and the amounts are usually not refundable, mitigating some of the contract cancellation risk. While it does happen on occasion, it is rare that a signed contract is canceled.

Facilities

We are based in New York, New York, with a lease through 2024.

We have a lease in Fort Worth, Texas for the operations of S5D, and with the subsequent acquisition of Brightline Digital, we have a lease in Ashburn, VA.

Our current facilities are leased and adequate to meet our ongoing needs. If we require additional space or expand geographically, we may seek additional facilities on commercially reasonable terms at such time.

We also lease four offices in Turkey, for the operations of Glimpse Turkey and PulpoAR.

Human Capital

We currently have approximately 200 full time employees, primarily software developers, engineers and 3D artists. Of these, approximately 100 are based in the US and 100 internationally (primarily in Turkey).

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

Our business and operations could be adversely affected by health epidemics, including the current COVID-19 pandemic, impacting the markets and communities in which we, our partners and customers operate. The COVID-19 pandemic has caused significant business and financial markets disruption worldwide and there remains uncertainty around the duration of this disruption on both a nationwide and global level, as well as the ongoing effects on our business.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain and unpredictable. As a result of the COVID-19 pandemic, we have seen the length of our sale cycles generally increase and some of our customers have delayed purchase decisions. A decline in revenue or the collectability of our receivables could harm our business.

We continue to monitor the COVID-19 situation and the potential effects on our business and operations. While the spread and impact of COVID-19 has stabilized, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. As of June 30, 2022 and June 30, 2021, we had an accumulated deficit of approximately $28 million and $22 million respectively. The net loss for the fiscal year ended June 30, 2022 was approximately $5.97 million and fiscal year ended June 30, 2021 was approximately $6.09 million. To date, we have devoted our efforts towards securing financing, building and evolving our technology platform and creating an infrastructure that allows for the growth of such technology platform. In the past, the combination of operating losses, cash expected to be used to continue operating activities and uncertain conditions relating to additional capital raises and continued revenue growth created an uncertainty about the Company’s ability to continue as a going concern. Doubt about the Company’s ability to continue as a going concern was alleviated on our financial statements for the year ended June 30, 2022 and for the year ended June 30, 2021. We expect to continue to incur significant expenses and potential operating losses for the foreseeable future. While our cash balance is currently well above our annual net cash expenses, we do anticipate that our expenses will increase if, and as, we continue to:

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

Based on our financing activities in fiscal year 2022, which included our IPO and a private placement, and revenue growth during the fiscal year, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for more than one year. Consequently, our financial statements have been prepared under the assumption that we will continue as a going concern. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate some or all of our development and growth initiatives, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

Furthermore, the worldwide AR and VR markets are increasingly competitive. A number of companies developing AR and VR products and services compete for a limited number of customers. Some of our competitors in this market have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in developing, marketing and distributing products. Potential pricing pressure could result in significant price erosion, reduced profit margins and loss of market share, any of which could have a material adverse effect on our business, results of operations, financial position and liquidity.

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

We have material customer concentration, with a limited number of customers accounting for a material portion of our 2022 revenues.

For the years ended June 30, 2022 and 2021, our five largest customers, accounted for approximately 66% and 64% of our revenues, respectively. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, some of our contracts with these customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations and/or trading price of our common stock.

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

We believe that our practice of placing significant decision making powers with each of our subsidiaries’ management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice could make it difficult to coordinate procedures across our operations and presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business issue, or that we would be slower to identify a misalignment between a subsidiary’s and our overall business strategy. Inconsistent implementation of corporate strategy and policies at the subsidiary level could materially and adversely affect our financial position, results of operations and cash flows and prospects.

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

The market price and trading volume of our common stock may be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price could be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

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

Costs as a result of operating as a public company are significant, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devotes a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

We also lease an office in Fort Wort, Texas and several small offices in Turkey for the operations of Glimpse Turkey.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with Respect to our Common Stock

Our common stock is traded on the Nasdaq Capital Market, LLC, or Nasdaq, and began trading on July 1, 2021 under the symbol “VRAR”.

Holders of Record

As of September 20, 2022, we had approximately 7,700 shareholders of record.

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

ITEM 6. [RESERVED]

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis of the results of operations and financial condition of The Glimpse Group, Inc. and its wholly owned subsidiaries (collectively referred to as “Glimpse” or the “Company”) as of and for the years ended June 30, 2022 and 2021 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

Overview

We are a Virtual (“VR”) and Augmented (“AR”) Reality platform company, comprised of a diversified group of wholly-owned VR and AR companies, providing enterprise-focused software, services and solutions. We believe that we offer significant exposure to the rapidly growing and potentially transformative VR and AR immersive technology markets, while mitigating downside risk via our diversified model and ecosystem.

The Company was incorporated as The Glimpse Group, Inc. in the State of Nevada, on June 15, 2016 and is headquartered in New York, New York. Glimpse currently owns and operates numerous subsidiary companies (“Subsidiary Companies”, “Subsidiaries”): Adept Reality, LLC (dba Adept XR Learning), QReal, LLC (dba QReal), KreatAR, LLC (dba Post Reality), D6 VR, LLC, Immersive Health Group, LLC (dba IHG), Foretell Studios, LLC (dba Foretell Reality), Number 9, LLC (dba Pagoni VR), Early Adopter, LLC, MotionZone, LLC (dba AUGGD), Glimpse Group Yazilim ve ARGE Ticaret Anonim Sirketi (Glimpse Turkey), XR Terra, LLC, Sector 5 Digital, LLC (“S5D”), PuploAR, LLC (a subsidiary company of QReal) and, as of August 1, 2022, Brightline Interactive, LLC (“BLI”). In addition, we own one inactive subsidiary company, In-It VR, LLC (dba Mezmos), which may be reactivated based on need and market conditions and a legal entity in Australia - Glimpse Group Australia Pty Ltd.

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

Glimpse’s subsidiary companies target a wide array of industry verticals, including but not limited to: Corporate Training, Education, Healthcare, Branding & Marketing, Retail, Financial Services, Food & Hospitality, Media & Entertainment and Social VR group meetings. The Company does not currently target direct-to-consumer (“B2C’) customers, focusing primarily on the business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”) segments. In addition, we are hardware agnostic.

We currently have approximately 200 full time employees, primarily software developers, engineers and 3D artists. Of these, approximately 100 are based in the US and 100 internationally (primarily in Turkey).

Impact of COVID-19

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic.

The COVID-19 pandemic caused significant business and financial markets disruption worldwide and there was significant uncertainty around the duration of this disruption and its ongoing effects on our business. For our business specifically, this primarily manifested itself in prolonged sales cycles which generally increased by several months. In addition, some of our customers put purchase decisions on hold, in particular customers in our hospital and education segments. These have since recovered to varying extents.

We continue to monitor the situation and the effects on our business and operations. While some level of potential uncertainty remains, given the current state of the pandemic our expected revenue growth and current cash balance, we do not expect the impact of COVID-19 to be material to our business and operations.

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

Use of Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal estimates relate to the valuation of allowance for doubtful accounts, common stock, stock options, warrants, revenue recognition, cost of goods sold and allocation of the purchase price of assets relating to business combinations.

Business Combinations

The results of a business acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values as of the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

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

Intangible assets (other than Goodwill)

Intangibles represent the allocation of a portion of an acquisitions purchase price. Intangibles are stated at allocated cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the related assets. The Company reviews intangibles, being amortized, for impairment when current events indicate that the fair value may be less than the carrying value.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method. Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:

● Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

● Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

● Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classifies its cash equivalents and investments within Level 1 of the fair value hierarchy on the basis of valuations based on quoted prices for the specific securities in an active market.

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current and contingent consideration, non-current in the Company’s consolidated balance sheets as of June 30, 2022 and 2021. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s other financial instruments consist primarily of accounts receivable, note receivable, accounts payable, accrued liabilities and other liabilities approximate fair value due to the short-term nature of these instruments. The Company’s convertible debt approximated fair value due to its short-term nature and market rate of interest.

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

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer or service is performed and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A portion of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. Other contracts can include various services and products which are at times capable of being distinct, and therefore may be accounted for as separate performance obligations.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales taxes and other taxes are excluded from revenues.

For distinct performance obligations recognized at a point in time, any unrecognized portion of revenue and any corresponding unrecognized expenses are presented as deferred revenue/contract liabilities and deferred costs/contract costs, respectively, in the accompanying consolidated balance sheets. Contract assets include cash and equity based payroll costs, and may include payments to consultants and vendors.

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

Disaggregation of Revenue

The Company generated revenue by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR and AR software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

Revenue for a significant portion of Software Services projects and solutions (projects whereby, the development of the project leads to an identifiable asset with an alternative use to the Company) is recognized at the point of time in which the customer obtains control of the project, customer accepts delivery and confirms completion of the project. Certain other Software Services revenues are custom project solutions (projects whereby, the development of the custom project leads to an identifiable asset with no alternative use to the Company, and, in which, the Company also has an enforceable right to payment under the contract) and are therefore recognized based on the percentage of completion using an input model with a master budget. The budget is reviewed periodically and percentage of completion adjusted accordingly.

Revenue for Software Services consulting services and website maintenance is recognized when the Company performs the services, typically on a monthly retainer basis.

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

Recently Issued Pronouncements

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with durations of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. The Company plans to adopt this standard on July 1, 2022. The Company does not anticipate this adoption will have a material effect on its consolidated financial statements.

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates (Accounting Standards Codification – “ASC” 326). The Company will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities, if any, will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company does not expect to adopt this standard prior to July 1, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

Highlights

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

Summary P&L

	For the Year Ended
	June 30,		Change
	2022	2021	$	%
	(in millions)
Revenue	$7.27	$3.42	$3.85	113%
Cost of Goods Sold	1.24	1.46	(0.22)	-15%
Gross Profit	6.03	1.96	4.07	208%
Total Operating Expenses	12.37	7.91	4.46	56%
Loss from Operations before Other Income (Expense)	(6.34)	(5.95)	(0.39)	7%
Other Income (Expense), net	0.38	(0.14)	0.52	-371%
Net Loss	$(5.96)	$(6.09)	$0.13	-2%

Revenue

	For the Year Ended
	June 30,		Change
	2022	2021	$	%
	(in millions)
Software Services	$6.72	$3.08	$3.64	118%
Software License/Software as a Service	0.55	0.34	0.21	62%
Total Revenue	$7.27	$3.42	$3.85	113%

Total revenue for the year ended June 30, 2022 was approximately $7.27 million compared to approximately $3.42 million for the year ended June 30, 2021, an increase of approximately 113%. This growth was due to the addition of new subsidiaries, new customers and increased business with existing customers.

We break out our revenues into two main categories – Software Services and Software License.

●	Software Services revenues are primarily comprised of VR/AR projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed VR/AR software as licenses or as software-as-a-service (“SaaS”).

For the year ended June 30, 2022, Software Services revenue was approximately $6.72 million compared to approximately $3.08 million for the year ended June 30, 2021, an increase of approximately 118%. This growth was due to the addition of new subsidiaries, new customers and increased business with existing customers.

For the year ended June 30, 2022, Software License revenue was approximately $0.55 million compared to approximately $0.34 for the year ended June 30, 2021, an increase of approximately 62%. As the VR and AR industries continue to mature, we expect our Software License revenue to continue to grow on an absolute basis and as an overall percentage of total revenue.

For the year ended June 30, 2022, non-project revenue (i.e., VR/AR software and services revenue only), was approximately $4.18 million compared to approximately $1.72 million for the year ended June 30, 2021, an increase of approximately 143%. For the year ended June 30, 2022, non-project revenue accounted for approximately 58% of total revenues compared to approximately 50% for the year ended June 30, 2021.

Cost of Revenue

Cost of revenue for the year ended June 30, 2022 was $1.24 million compared to $1.46 million for the year ended June 30, 2021, a decrease of approximately 15%. Lower cost of revenue was driven by the increase in higher margin non-project revenue and expanded utilization of our Turkey based staff.

For the year ended June 30, 2022, our gross profit was approximately $6.03 million representing a gross profit margin of approximately 83%, compared to a gross profit of approximately $1.96 million representing a gross profit margin of approximately 57% for the year ended June 30, 2021. The increase in gross profit margin was primarily due to an increase in non-project revenue, improved project management and expanded utilization of Turkey based staff.

For the year ended June 30, 2022 and 2021, internal staffing was approximately $1.02 million (82% of total cost of revenue) and approximately $1.35 million (92% of total cost of revenue), respectively. The decrease in internal staffing as a percentage of total cost of revenue was due to the addition of S5D revenue from February 1, 2022, which has a larger component of external staffing.

Operating Expenses

	For the Year Ended
	June 30,		Change
	2022	2021	$	%
	(in millions)
Research and development expenses	$6.16	$3.18	$2.98	94%
General and administrative expenses	4.93	2.21	2.72	123%
Sales and marketing expenses	3.14	1.27	1.87	147%
Additional asset purchase consideration	0.57	1.25	(0.68)	-54%
Change in fair value of acquisition contingent consideration	(2.43)	-	(2.43)	NA
Total Operating Expenses	12.37	7.91	4.46	56%

Operating expenses for the year ended June 30, 2022 were approximately $12.37 million compared to $7.91 million for the year ended June 30, 2021, an increase of approximately 56%, primarily due to increases in research and development, general and administrative, and sales and marketing expenses. These increases are driven by the four acquisitions in fiscal year 2022, associated infrastructure to support a greater revenue base and the increased expenses attributable to operations of a public company commencing July 1, 2021.

Research and Development

Research and development expenses for the year ended June 30, 2022 were approximately $6.16 million compared to $3.18 million for the year ended June 30, 2021, an increase of approximately 94%. This increase is primarily driven by increased headcount to support increased revenue, software product development, and four acquisitions made in fiscal year 2022.

For the year ended June 30, 2022, non-cash stock option expenses relating to research and development included approximately $1.47 million of employee compensation expenses, comprising approximately 24% of total research and development expenses. For the year ended June 30, 2021, non-cash stock option expenses relating to research and development included approximately $1.38 million of employee compensation expenses, comprising approximately 43% of total research and development expenses. Over time, we expect non-cash stock options research and development expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash in compensation.

General and Administrative

General and administrative expenses for the year ended June 30, 2022 were approximately $4.93 million compared to $2.21 million for the year ended June 30, 2021, an increase of approximately 123%. The increase is driven by acquisition related expenses (professional fees and intangible asset amortization), public company related expenses (directors’ and officers’ insurance, investor relations, listing fees and expanded board of directors), increased headcount and infrastructure expenses related to support increased revenue and four acquisitions made in fiscal year 2022.

For the year ended June 30, 2022, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.89 million of employee, board of directors and other compensation expenses, comprising approximately 18% of total general and administrative expenses. For the year ended June 30, 2021, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.62 million of employee, board of directors and other compensation expenses, comprising approximately 28% of total general and administrative expenses. Over time, we expect non-cash stock options and common stock general and administrative expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash in compensation.

Sales and Marketing

Sales and marketing expenses for the year ended June 30, 2022 were approximately $3.14 million compared to $1.27 million for the year ended June 30, 2021, an increase of approximately 147%. The increase was primarily due to increased headcount to support increased revenue and four acquisitions made in fiscal year 2022.

For the year ended June 30, 2022, non-cash stock option and common stock expenses relating to sales and marketing included approximately $0.68 million of employee, vendor and fee compensation expenses, comprising approximately 22% of total sales and marketing expenses. For the year ended June 30, 2021, non-cash stock option and common stock expenses relating to sales and marketing included approximately $0.55 million of employee, vendor and fee compensation expenses, comprising approximately 43% of total sales and marketing expenses. Over time, we expect non-cash stock options and common stock sales and marketing expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash in compensation.

Additional Asset Purchase Consideration

Additional asset purchase consideration expenses for the year ended June 30, 2022 were approximately $0.57 million compared to $1.25 million for the year ended June 30, 2021, a decrease of approximately 54%. The expense in 2022 represents additional purchase consideration related to the purchase of AUGGD. The expense in 2021 represents additional purchase consideration triggered in that fiscal year as a result of the Company’s IPO related to the purchase of QReal and Post Reality prior to 2021.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration expense for the year ended June 30, 2022 was approximately $2.43 million of income, compared to none for the year ended June 30, 2021. The gain in 2022 represents a decrease in the fair value of contingent consideration liability related to the S5D acquisition between acquisition closing date, February 1, 2022 and June 30, 2022. The change is primarily driven by the decrease in the common stock price of Glimpse during that period.

Other Income (Expense)

	For the Year Ended
	June 30,		Change
	2022	2021	$	%
	(in millions)
Forgiveness of Paycheck Protection Program loans	$0.62	$0.55	$0.07	13%
Interest income	0.03	0.01	0.02	200%
Interest expense	-	(0.18)	0.18	NA
Loss on conversion of convertible notes	(0.28)	(0.52)	0.24	-46%
Total Other Income (Expense), net	0.37	(0.14)	0.51	364%

Other income (expense), net for the year ended June 30, 2022 consisted of other net income of approximately $0.37 million compared to other net expense of approximately $0.14 million for the year ended June 30, 2021, an increase of greater than 100%. The increase was primarily due to a reduction in interest expense (pre-IPO notes were converted to equity at IPO) and a decrease in the loss on conversion of convertible notes in fiscal year 2022 versus fiscal year 2021.

Net loss

For the years ended June 30, 2022 and 2021, loss from operations before other income (expense) were approximately $6.34 million and $5.95 million, respectively, an increase of approximately 7% year-over-year, primarily driven by an increase in operating expenses outpacing an increase in revenue and gross profit.

For the year ended June 30, 2022, we incurred a net loss of approximately $5.96 million compared to a net loss of approximately $6.09 million for the year ended June 30, 2021, an improvement of approximately 2% year-over-year, primarily driven by increases in revenue, gross profit and other income (expense) outpacing growth in operating expenses.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the years ended June 30, 2022 and 2021:

	For the Year Ended
	June 30,
	2022	2021
	(in millions)
Net loss	$(5.97)	$(6.09)
Interest expense	-	0.18
Depreciation and amortization	0.54	0.03
EBITDA (loss)	(5.43)	(5.88)
Stock based compensation expenses	3.08	3.08
Stock based financing related expenses	0.28	0.52
Stock based acquisition contingent consideration costs	0.57	1.36
Acquisition expenses	0.58	-
Non cash change in fair value of acquisition contingent consideration	(2.43)	-
Forgiveness of Paycheck Protection Program loans	(0.62)	(0.55)
Adjusted EBITDA (loss)	$(3.97)	$(1.47)

Fiscal Year 2022 Adjusted EBITDA loss increased by $2.5 million compared to that of Fiscal Year 2021. This reflects operating expenses outpacing revenue and gross profit driven by the four acquisitions made in fiscal year 2022, associated infrastructure to support a greater revenue base and the increased expenses attributable to operations of a public company commencing July 1, 2021.

Liquidity and Capital Resources

	For the Year Ended
	June 30,		Change
	2022	2021	$	%
	(in millions)
Net cash used in operating activities	$(4.94)	$(1.21)	$(3.73)	-308%
Net cash used in investing activities	(5.06)	(0.03)	(5.03)	16800%
Net cash provided by financing activities	26.48	1.97	24.51	1244%
Net increase (decrease) in cash and cash equivalents	16.48	0.73	15.75	-2158%
Cash, cash equivalents and restricted cash, beginning of year	1.77	1.04	0.73	70%
Cash, cash equivalents and restricted cash, end of period	$18.25	$1.77	$16.48	931%

Operating activities

Net cash used in operating activities for the year ended June 30, 2022 was approximately $4.94 million, compared to approximately $1.21 million for the year ended June 30, 2021, reflecting operating expenses outpacing revenue and gross profit driven by the four acquisitions made in fiscal year 2022, associated infrastructure to support a greater revenue base and the increased expenses attributable to operations of a public company commencing July 1, 2021.

Investing activities

Net cash used in investing activities for the year ended June 30, 2022 was approximately $5.06 million compared to approximately $28,000 for the year ended June 30, 2021. The increase primarily represents cash paid for acquisitions, along with increased purchase of equipment for additional infrastructure and purchase of investments.

Financing activities

Cash flow provided from financing activities during the year ended June 30, 2022 was $26.48 million, compared to $1.97 million for the prior period. 2022 reflects the net proceeds from our IPO and SPA common stock transactions and exercise of stock options offset by issuance of a note receivable. 2021 financing activities reflect proceeds from convertible promissory notes, proceeds from a Paycheck Protection Plan loan and issuance of common stock to investors, offset by prepaid payments made for our IPO.

Capital Resources

As of June 30, 2022, the Company had cash and cash equivalent balances of $16.25 million, plus $0.24 million of liquid corporate bond investments. In addition, there is a $2.0 million cash escrow for contingent consideration of the S5D acquisition, payable upon achievement of S5D and the Company’s performance targets (refundable to Glimpse if targets not achieved).

As of June 30, 2022, the Company had no outstanding debt obligations.

As of June 30, 2022, the Company had no issued and outstanding preferred stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based on our evaluation under the 2013 framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2022, there was no change in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information for our executive officers and directors, their ages and position(s) with the Company.

Name	Age	Position
Executive Officers
Lyron Bentovim	53	President, Chief Executive Officer and Chairman of the Board
Maydan Rothblum	49	Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer, and Director
D.J. Smith	46	Chief Creative Officer and Director
Jeff Meisner	61	Chief Revenue Officer and Director
Tyler Gates	36	Chief Futurist Officer and Board Observer
Non-Executive Directors
Sharon Rowlands	63	Independent Director
Ian Charles	54	Independent Director and Chair of Audit Committee
Jeff Enslin	55	Independent Director and Chair of Governance Committee
Lemuel Amen	56	Independent Director and Chair of Strategy Committee
Alexander Ruckdaeschel	50	Independent Director and Chair of Compensation Committee

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

Jeff Meisner has been Chief Revenue Officer and a member of our board of directors since February 2022. Mr. Meisner is the General Manager of Sector 5 Digital, LLC a wholly owned subsidiary of the Company. From 2014 to 2022, Mr. Meisner was the CEO of S5D, an immersive technology company focused on creating innovative Virtual Reality, Augmented Reality, and other digital experiences, which was acquired by the Company, as described above. From 2001 to 2019, Mr. Meisner was Chief Executive Officer and founder of Skyline Sector 5, an experiential marketing company focused on the trade show and event industry. Prior to 2001, Mr. Meisner held various business development, operations and executive roles for a number of technology companies. Additionally, Mr. Meisner currently serves on the Board of Directors of Cristo Rey Fort Worth, a non-profit college preparatory high school for economically disadvantaged youth. Mr. Meisner holds a BASc. in Electrical Engineering from The University of Waterloo in Ontario, Canada.

Tyler Gates, as of August 1, 2022, is the General Manager of Brightline Interactive, LLC (BLI), a wholly owned subsidiary of the Company and serves as the Company’s Chief Futurist Officer and as a non-voting Board Observer of the board of directors. Prior to the closing of the BLI acquisition, Mr. Gates was the Chief Executive Officer of BLI, and has been with BLI in several executive leadership roles since 2012. BLI focuses on interactive, spatial and immersive VR & AR technology solutions for training, simulation and brand experiences. Additionally, Mr. Gates has been the President of the VR/AR Association (VRARA) DC’s Chapter since its inception in 2017 and is the Host of VRARA’s Everything VR/AR Podcast. VRARA is a global industry association for VR/AR/MR with local chapters in major cities around the world. Mr. Gates holds a BA Degree in Corporate Communications and Interpersonal Psychology from Lenoir-Rhyne University.

Sharon Rowlands has served as a member of our board of directors since October 2017 and was the Chair of the Company’s Compensation Committee from 2018 to 2021. She has been the Chief Executive Officer and President of Newfold Digital (previously Web.com) since 2019. She has served on the board of directors of Everbridge, Inc., a Nasdaq-listed company, since 2019. Additionally, she has served on the board of directors of Pegasystems Inc., a Nasdaq-listed company, since April 2016. She served as President of USA Today Network Marketing Solutions at Gannett Co., a Nasdaq-listed company, from October 2017 to January 2019. Previously, Ms. Rowlands served as the Chief Executive Officer and member of the Board of Directors of ReachLocal, Inc., a Nasdaq-listed company, from April 2014 to January 2019. From November 2011 to December 2013, she was the Chief Executive Officer and member of the Board of Directors of Altegrity, Inc. From October 2008 to November 2011, Ms. Rowlands was the Chief Executive Officer of Penton Media, Inc. From 1997 to 2008, Ms. Rowlands held a variety of roles including Chief Executive Officer from 2005 to 2008, at Thomson Financial Inc. Ms. Rowlands received her post graduate certificate in education from the University of London and her Bachelor of Arts in History from the University of Newcastle.

Ian Charles has served as a member of our board of directors since January 2022 and as the Chair of the Company’s Audit Committee since January 2022. Mr. Charles has approximately 25 years of executive leadership experience in technology, public markets, mergers and acquisitions, and multinational operations. Since 2022, Mr. Charles has served as the Chief Financial Officer of Filevine, a provider of legal SaaS solutions. From 2019 to 2021, Mr. Charles served as the Chief Financial Officer of Scoop Technologies, Inc., a workplace management software provider. From 2014 to 2019, Mr. Charles served as the Chief Financial Officer of Planful (formerly Host Analytics), a financial planning and analysis platform that provides financial planning, consolidation, reporting and analytics.

Jeff Enslin has served as a member our board of directors since July 2018 and as the Chair of the Company’s Governance Committee since January 2022. Mr. Enslin was previously the Chair of the Company’s Audit Committee from 2018 to 2021. From 1995 to 2018, Mr. Enslin was a senior partner and senior portfolio manager at Caxton Associates LP, a macro-focused hedge fund. Mr. Enslin is the founder and managing member of Perimetre Capital LLC since 2018, where he actively manages a wide portfolio of early stage technology investments. Mr. Enslin has served on the Investment Committees at Lehigh University (2010 to 2019) and the Peddie School (2010 to present, Advisory Trustee). Mr. Enslin is an active mentor at both Creative Destruction Labs and Endless Frontier Labs. Mr. Enslin received his MBA in finance and international business from New York University’s Stern School of Business and his B.S. in Finance from Lehigh University.

Lemuel Amen has served as a member of our board of directors since May 2021 and as the Chair of the Company’s Strategy Committee since January 2022. Mr. Amen is the Founder and Chairman of Altius Manufacturing Group, LLC, an equity growth management firm, and has held senior executive positions and led global business units for Electronic Data Systems (EDS) and 3M. Mr. Amen has served on the board of directors for a privately held technology firm, AbeTech Inc., since 2009, and on the board of advisors of a privately held industrial firm, Diversified Chemical Technology, Inc., since 2018. Additionally, Mr. Amen is an experienced board governance professional serving high-growth technology, industrial services, and application software firms. Prior board governance service positions include: Chairman of the board of directors for Viking Engineering and Development Inc. (2011 to 2017); board director and operating committee member for Bauer Welding & Metal Fabricators, Inc. (2013 to 2016); and board President and lead director for HighJump Software, Inc. (2005 to 2008). Mr. Amen served as Chairman for the Federal Reserve Bank of Minneapolis, Ninth District Advisory Council from 2012 to 2015. Additional governance and board director service post includes: University of Michigan – Dearborn, College of Business, Board of Advisors (2019 to present); State of Minnesota Governor’s Workforce Development Council (2016 to 2019); Ordway Center for the Performing Arts (2015 to 2018); Junior Achievement Worldwide Inc., Global Board of Directors (2003 to 2008); and Northwestern University, McCormick School of Engineering & Computer Science, Industrial Advisory Board (2000 to 2006). Mr. Amen earned his M.S. in Civil and Environmental Engineering from Northwestern University, and his B.S. in Mechanical Engineering at California State University-Northridge.

Alexander Ruckdaeschel has served as a member of our board of directors since July 2021 and as the Chair of the Company’s Compensation Committee since January 2022. Mr. Ruckdaeschel has worked in the financial industry for over 20 years in the U.S. and Europe as a co-founder, partner and senior executive. Since 2012 and until recently, he served on the board of directors of Vuzix, a Nasdaq listed company and a leading supplier of smart glasses and AR technology products and services and was the Chairman of Vuzix’s compensation committee. Mr. Ruckdaeschel co-founded Herakles Capital Management and AMK Capital Advisors in 2008. He was also a partner with Alpha Plus Advisors and Nanostart AG, where he was the head of their U.S. group. Mr. Ruckdaeschel has significant experience in startup operations as the manager of DAC Nanotech-Fund and Biotech-Fund, and sits on several boards. Following service in the German military, Mr. Ruckdaeschel was a research assistant at Dunmore Management focusing on intrinsic value and identifying firms that were undervalued and had global scale potential.

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

Audit Committee

Our Audit Committee consists of Ian Charles, Lemuel Amen and Jeff Enslin. The Chair of our Audit Committee is Ian Charles. Our board of directors has determined that Ian Charles is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment. The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under Nasdaq and SEC rules.

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

Compensation Committee

Our Compensation Committee consists of Alexander Ruckdaeschel, Sharon Rowlands and Jeff Enslin. The Chair of our Compensation Committee is Alexander Ruckdaeschel. The Board has affirmatively determined that each member of the Compensation Committee meets the additional independence criteria applicable to compensation committee members under Nasdaq and SEC rules.

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

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Jeff Enslin, Alexander Ruckdaeschel and Ian Charles. Jeff Enslin serves as the Chairperson of the committee. The Nominating and Corporate Governance Committee’s responsibilities include:

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

Our Nominating and Corporate Governance Committee operates under a written charter, adopted by our board of directors on April 14, 2021. Our Nominating and Corporate Governance Committee will review and reassess the adequacy of the written charter on an annual basis.

Strategy Committee

The members of our Strategy Committee are Lem Amen, Alexander Ruckdaeschel, Jeff Enslin and Lyron Bentovim. Lem Amen serves as the Chairperson of the Strategy Committee. The Strategy Committee’s responsibilities include:

● ●	identifying strategic trends within the Company and industry analyzing the potential strategic impact of various financial, operational, technological and M&A alternatives

●	reviewing and making recommendations to our board of directors with respect to the Company’s strategic directions

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

The following table sets forth information concerning equity-based compensation for the fiscal year ending June 30, 2022 of our directors serving at such time who are not also named executive officers.

Name	Fiscal Year	Fees Earned ($)	Option Options (1)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Sharon Rowlands	2022		$100,000			$100,000

Jeffrey Enslin	2022		$100,000			$100,000

Lemuel Amen	2022		$100,000			$100,000

Alexander Ruckdaeschel	2022		$100,000			$100,000

Ian Charles	2022		$96,774			$96,774

(1)	The amounts disclosed represent the aggregate grant date fair value of stock options granted to our named directors during Fiscal Year 2022 under the 2016 The Glimpse Group Incentive Plan. The assumptions used to compute the fair value are disclosed in Note 8 to our audited financial statements for Fiscal Year 2022. Such grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not reflect the actual economic value that will be realized by the named director upon the vesting of the stock options, the exercise of the stock options, or the sale of common stock acquired under such stock options.

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

As a result, the Board has affirmatively determined that each of Sharon Rowlands, Ian Charles, Lemuel Amen, Jeff Enslin and Alexander Ruckdaeschel, are independent in accordance with the Nasdaq listing rules. The Board has also affirmatively determined that all members of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee are independent directors.

No family relationships exist between any of our officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned in respect of our Co-Chairman, Chief Executive Officers and our Chief Financial Officer for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following is a summary of the compensation we paid for each of the last three years ended June 30, 2022 and 2021, respectively, to our Executive Officers.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards ($)	Option Award	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Lyron Bentovim	2022	$257,500	$100,000	-	$-	-	-	8,417	$357,500
President & CEO	2021	$119,061	$225,000	-	$116,202	-	-	-	$460,263
	2020	$113,000	-	-	$151,857	-	-	-	$264,857
	2019	$120,000	-	-	$109,633	-	-	-	$229,633

Maydan Rothblum	2022	$227,500	$75,000	-	$-	-	-	1,175	$302,500
CFO & COO	2021	$116,500	$175,000	-	$90,355	-	-	-	$381,855
	2020	$113,000	-	-	$118,773	-	-	-	$231,773
	2019	$120,000	-	-	$84,340	-	-	-	$204,340

David J Smith CCO	2022	$205,000	$40,000	-	$-	-	-	1,188	$245,000
	2021	$94,000	-	-	$95,217	-	-	-	$189,217
	2020	$92,000	-	-	$79,834	-	-	-	$171,834
	2019	$96,000	-	-	$67,464	-	-	-	$163,464

Jeff Meisner	2022	$91,667	$-	-	$-	-	-	-	$91,667
CRO*

* Partial from February 1, 2022

Employment Agreements

Lyron Bentovim

On May 13, 2021, we entered into an executive employment agreement with Mr. Lyron Bentovim. Mr. Bentovim is one of our co-founders and has been the Company’s President and Chief Executive Officer since its inception. Mr. Bentovim’s employment agreement shall continue until terminated by either the Company or Mr. Bentovim. Pursuant to Mr. Bentovim’s employment agreement, as of the Company’s IPO on July 1, 2021, he received an annual base cash salary of $250,000, amended to $265,000 as of January 1, 2022. In addition, Mr. Bentovim will be eligible to receive performance bonuses as determined by the Compensation Committee.

Maydan Rothblum

On May 13, 2021, we entered into an executive employment agreement with Mr. Maydan Rothblum. Mr. Rothblum is one of our co-founders and has been the Company’s Chief Financial Officer and Chief Operating Officer since its inception. Mr. Rothblum’s employment agreement shall continue until terminated by either the Company or Mr. Rothblum. Pursuant to Mr. Rothblum’s employment agreement, as of the Company’s IPO on July 1, 2021 he received an annual cash base salary of $220,000, amended to $235,000 as of January 1, 2022. In addition, Mr. Rothblum will be eligible to receive performance bonuses as determined by the Compensation Committee.

David J. Smith

On May 13, 2021, we entered into an executive employment agreement with Mr. David J. Smith. Mr. Smith is one of our co-founders and has been the Company’s Chief Creative Officer since its inception. Mr. Smith’s employment agreement shall continue until terminated by either the Company or Mr. Smith. Pursuant to Mr. Smith’s employment agreement, as of the Company’s IPO on July 1, 2021, he received an annual cash base salary of $200,000, amended to $210,000 as of January 1, 2022. In addition, Mr. Smith will be eligible to receive performance bonuses as determined by the Compensation Committee.

Jeff Meisner

On February 1, 2022, we entered into an executive employment agreement pursuant to which Mr. Meisner, our Chief Revenue Officer, will receive a base annual salary of $220,000. In addition, Mr. Meisner will be eligible for performance bonuses in accordance with the terms and conditions of the employment agreement.

Tyler Gates

On August 1, 2022, in connection with Mr. Gates’ appointment as Chief Futurist Officer, the Company and Mr. Gates entered into an executive employment agreement pursuant to which Mr. Gates will receive a base annual salary of $215,000. In addition, Mr. Gates will be eligible for performance bonuses in accordance with the terms and conditions of the employment agreement. Mr. Gates did not receive any compensation from the Company in fiscal year 2022.

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

Pursuant to the Plan, a maximum of 10,000,000 shares of our common stock shall be set aside and reserved for issuance. In addition, subject to adjustment as provided in the Plan, the share reserve will automatically increase on January 1 of each calendar year, for the period beginning on January 1, 2022 and ending on (and including) January 1, 2030 (each, an “Evergreen Date”) in an amount equal to five percent (5%) of the total number of shares of the Company’s common stock outstanding on December 31st immediately preceding the applicable Evergreen Date (the “Evergreen Increase”). Notwithstanding the foregoing, the Board may act prior to the Evergreen Date of a given year to provide that there will be no Evergreen Increase for such year, or that the Evergreen Increase for such year will be a lesser number of shares of the Company’s common stock than would otherwise occur pursuant to the preceding sentence. Any shares of Stock delivered under the Plan shall consist of authorized and unissued shares or treasury shares. Pursuant to these provisions, effective January 1, 2022 the number of shares of our common stock set aside for the Plan automatically increased to a total of 10,624,021.

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

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of June 30, 2022, for our named executive officers.

Outstanding Equity Awards
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Lyron Bentovim	32,508	-	$4.00	09/01/28	-	-
	10,836	-	$4.00	09/01/29	-	-
	28,896	-	$4.50	01/01/30	-	-
	2,333	-	$4.50	05/01/30	-	-
	1,167	-	$4.50	07/01/30	-	-
	14,448	-	$4.50	01/01/31	-	-

Maydan Rothblum	250,000	-	$2.50	06/20/27	-	-
	25,008	-	$4.00	09/01/28	-	-
	8,336	-	$4.00	09/01/29	-	-
	22,224	-	$4.50	01/01/30	-	-
	2,333	-	$4.50	05/01/30	-	-
	1,167	-	$4.50	07/01/30	-	-
	11,112	-	$4.50	01/01/31	-	-

D.J. Smith	20,004	-	$4.00	09/01/28	-	-
	6,668	-	$4.00	09/01/29	-	-
	14,232	-	$4.50	01/01/30	-	-
	1,333	-	$4.50	05/01/30	-	-
	667	-	$4.50	07/01/30	-	-
	889	-	$4.50	11/20/30	-	-
	11,556	-	$4.50	01/01/31	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of September 20, 2022 by (1) each of our current directors; (2) each of the executive officers; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of September 20, 2022, there were 13,593,734 shares of our common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of September 20, 2022 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock Owned

Directors and Officers:

Lyron L. Bentovim
President, Chief Executive Officer and Chairman of the Board	1,122,258	(1)	8.20%

Maydan Rothblum
Chief Operating Officer, Chief Financial
Officer, Secretary and Treasurer	796,558	(2)	5.72%

D.J. Smith
Chief Creative Officer and Director	1,057,647	(3)	7.75%

Jeff Meisner
Chief Revenue Officer and Director	79,301	(4)	0.58%

Tyler Gates
Chief Futurist Officer	107,143	(5)	0.79%

Sharon Rowlands
Director	210,531	(6)	1.53%

Jeff Enslin
Director and Chair of Governance Committee	432,177	(7)	3.10%

Lemuel Amen
Director and Chair of Strategy Committee	84,323	(8)	0.62%

Alexander Ruckdaeschel
Director and Chair of Compensation Committee	20,796	(9)	0.15%

Ian Charles
Director and Chair of Audit Committee	8,800	(10)	0.06%

All officers and directors (7 persons)	3,919,534		26.90%

Beneficial owners of more than 5%

VRTech Consulting LLC(11)	1,002,298		7.37%

Darklight Partners LLC(12)	1,001,945		7.37%

Braden Ferrari(13)	691,331		5.09%

Kissa Capital LLC(14)	898,038		6.61%

Unless otherwise indicated, the business address of each of the individuals is c/o The Glimpse Group, Inc., 15 West 38 St., 9th Floor, New York, NY 10018.

(1)	Includes: 1,032,070 shares of common stock, of which 1,001,945 shares are owned by Darklight Partners LLC (an entity owned and managed by Mr. Bentovim) and fully vested options to purchase 90,188 shares of common stock.

(2)	Includes: 476,378 shares of common stock and fully vested options to purchase 320,180 shares of common stock, An additional 3,528 shares of common stock are held by Mr. Rothblum’s mother.

(3)	Includes: 1,002,298 shares of common stock owned by VRTech Consulting LLC (an entity owned and managed by Mr. Smith) and fully vested options to purchase 55,349 shares of common stock.

(4)	Represents 79,301 shares of common stock.

(5)	Represents 107,143 shares of common stock.

(6)	Includes: 83,163 shares of common stock, 125,386 fully vested options and 1,982 options that vest within 60 days.

(7)	Includes: 94,774 shares owned by Perimetre Capital, LLC (an entity owned and managed by Mr. Enslin), 335,421 fully vested option and 1,982 option that vest within 60 days.

(8)	Includes: 60,061 shares of common stock, 22,280 fully vested options and 1,982 options that vest within 60 days.

(9)	Includes: 5,000 shares of common stock, 13,814 fully vested options and 1,982 options that vest within 60 days.

(10)	Represents 7,040 fully vested options and 1,760 options that vest within 60 days.

(11)	VRTech Consulting LLC is an entity owned and managed by Mr. Smith, our Chief Creative Officer and Director.

(12)	Darklight Partners LLC is an entity owned and managed by Mr. Bentovim, our President, Chief Executive Officer and Chairman.

(13)	Includes: 686,039 shares of common stock owned by Gilded Conquest LLC (an entity owned and managed by Braden Ferrari and having an address of 199 Lincoln Ave, Portsmouth, NH 03801).

(14)	Kissa Capital LLC is an entity managed by Ariel Imas and having an address of 1775 York Avenue, New York, NY 10128.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In March 2022, the Company lent to ARI, the entity from which the assets of AUGGD were bought from, $0.25 million pursuant to a secured promissory note due March 31, 2024. The two owners of ARI are currently an employee and a non-employee advisor to the Company.

The note bore interest at the rate of 1% per annum and was secured by the borrower’s common shares of the Company. Any sales of the secured shares by ARI were to be used first to prepay the note. The note was repaid subsequent to June 30, 2022 and the Company recognized no interest income on the note for the year ended June 30, 2022 or thereafter.

The convertible promissory notes issued in 2019 and converted to common stock at the IPO included participation by the Company’s executives and independent members of the Company’s Board in the amount of $0.2 million.

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

As a result, the Board has affirmatively determined that each of Ian Charles, Sharon Rowlands, Lemuel Amen, Alexander Ruckdaeschel and Jeff Enslin, are independent in accordance with the Nasdaq listing rules. The Board has also affirmatively determined that all members of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee are independent directors.

No family relationships exist between any of our officers or directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed or expected to be billed to us for professional services rendered with respect to the fiscal years ended June 30, 2022 and 2021:

	For the Year Ended
	June 30,
	2022	2021
Audit fees	$119,000	$68,000
Audit fees in connection with acquisitions	127,000	-
Other fees	62,000
Total Fees	$308,000	$68,000

Audit fees represent fees for respective fiscal year audits, including the review of our quarterly financial statements. Audit fess in connection with acquisitions represent audits of the pre-acquisition financial statements of S5D and BLI. Other Fees are for the review of our S-1, Securities Registration Statement.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Board of Directors has adopted a policy governing the pre-approval by the Audit Committee of all services, audit and non-audit, to be provided to our Company by our independent auditors. Under the policy, the Audit Committee has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of Audit Committee must be submitted to the Audit committee by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the SEC’s rules on auditor independence.

The Audit Committee has considered the nature and amount of the fees billed by Hoberman & Lesser CPA’s LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Hoberman & Lesser CPA’s LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.1+	Amended and Restated 2016 Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.2	Limited Liability Company Agreement of Number 9, LLC entered into by the Company, effective as of February 13, 2018, incorporated by reference to Exhibit 10.2 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.3	Assignment of Technology, Patent, & Intellectual Property Agreement dated as of May 1, 2019, between the Company, Adept Reality, LLC and Aquinas Learning, Inc., incorporated by reference to Exhibit 10.3 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.4	Limited Liability Company Agreement of Adept Reality, LLC (f.k.a. Glimpse Group Consulting, LLC) entered into by the Company, effective as of May 3, 2017, incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.5	Limited Liability Company Agreement of D6 VR, LLC (f.k.a. Dataview VR, LLC) (f.k.a. Marketview VR, LLC) entered into by the Company, effective as of August 8, 2017, incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.6	Economics Interests Agreement dated as of March 30, 2017 by and between the Company, D6 VR, LLC (f.k.a Dataview VR, LLC) (f.k.a. Marketview VR, LLC), and Andy Maggio, incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.7	Economics Interests Agreement dated as of March 30, 2017 by and between the Company, D6 VR, LLC (f.k.a Dataview VR, LLC) (f.k.a. Marketview VR, LLC), and Brennan McTernan, incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.8	Master Acquisition Agreement, dated as of April 1, 2018, among the Company, Early Adopter LLC, Early Adopter and Jay Van Buren, Lynn Van Buren, Marjorie Van Buren, Valerie Eakes-Kann, Joe Unander, and Christopher Gaughan, incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021

10.9	Bill of Sale entered into on April 1, 2018 by and between Early Adopter, and Jay Van Buren, Lynn Van Buren, Marjorie Van Buren, Valerie Eakes-Kann, Joe Unander, and Christopher Gaughan and Early Adopter, LLC, incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.10	Limited Liability Company Agreement of Early Adopter, LLC entered into by the Company, effective as of April 1, 2018, incorporated by reference to Exhibit 10.10 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.11	Master Acquisition Agreement dated as of October 31, 2016, by and between the Company, Crafty Games, LLC and Foretell Studios, LLC (f.k.a. Dire Studios, LLC) , incorporated by reference to Exhibit 10.11 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.12	Bill of Sale entered into on October 31, 2016 by and between Crafty Games, LLC and Foretell Studios, LLC (f.k.a. Dire Studios, LLC) , incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.13	Right of First Refusal Agreement dated as of December 30, 2019 by and between The Company and Membit Inc., incorporated by reference to Exhibit 10.13 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.14	Limited Liability Company Agreement of Immersive Health Group, LLC entered into by the Company, effective as of October 13, 2017, incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.15	Limited Liability Company Agreement of KabaQ 3D Technologies, LLC entered into by the Company, effective as of May 30, 2017, incorporated by reference to Exhibit 10.15 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.16	Master Acquisition Agreement dated as of November 8, 2016, among the Company, KabaQ 3D Food Technologies, LLC and Alper Guler, incorporated by reference to Exhibit 10.16 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.17	Bill of Sale entered into on November 8, 2016 by and between the Company, KabaQ Food Technologies, LLC and Alper Guler, incorporated by reference to Exhibit 10.17 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.18	Master Development Agreement dated as of July 14, 2017 by and between Pandora Reality LLC and KabaQ 3D Technologies, LLC, incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.19	Agreement entered into as of June 12, 2017 by and among the Company, KabaQ 3D Food Technologies, LLC, Alper Guler and Caner Soyer, incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.20	Master Acquisition Agreement dated as of October 28, 2016 among the Company, PresentAR and LocateAR and Liron Lerman, incorporated by reference to Exhibit 10.20 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.21	Limited Liability Company Agreement of Kreatar LLC entered into by the Company, effective as of May 30, 2017, incorporated by reference to Exhibit 10.21 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.22	Bill of Sale entered into on October 28, 2016 by and between the Company, PresentAR and LocateAR and Liron Lerman, incorporated by reference to Exhibit 10.22 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.23	Amendment to Master Acquisition Agreement II dated as of November 12, 2018 by and between the Company and Liron Lerman, incorporated by reference to Exhibit 10.23 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.24	Technology & Intellectual Property Assignability Agreement dated as of March 29, 2018 among the Company, LocateAR, LLC and Kreatar, incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.25+	Employment Agreement dated May 13, 2021 by and between the Company and Lyron Bentovim, incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.26+	Employment Agreement dated May 13, 2021 by and between the Company and Maydan Rothblum, incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.27+	Employment Agreement dated May 13, 2021 by and between the Company and David J. Smith, incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.28	Form of Series A Round Subscription Agreement, incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021. , incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.29	Form of Seed Round Subscription Agreement, incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.30	Form of Interim Round Subscription Agreement, incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.31	Form of Convertible Note I Promissory Note, incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.32	Form of Convertible Note II Securities Purchase Agreement, incorporated by reference to Exhibit 10.32 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.33	Form of Convertible Note II Promissory Note, incorporated by reference to Exhibit 10.33 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.34	Placement Agent Agreement dated October 28, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2021.

10.35	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2021.

10.36	Form of Immediately Exercisable Warrants, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 3, 2021.

10.37	Form of Warrants Exercisable after Six Months, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 3, 2021.

10.38	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 3, 2021.

10.39+	Executive Employment Agreement dated February 1, 2022, by and between the Company and Jeff Meisner, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2022.

10.40	Membership Interest sale Agreement between the Company and Sector 5 Digital, LLC, dated December 2, 2021, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on February 14, 2022.

10.41*

Agreement and Plan of Merger by and among the Company, Glimpse Merger Sub, LLC, and Erik Muendel, the Bradley S. Nierenberg Trust, Bruce Gates, Joyce Gates, Barton Gates and Tyler Gates (each a “Seller” and, collectively, the “Sellers”), Bruce Gates, solely in his capacity as representative of Sellers, and Brightline Interactive, LLC, a Virginia limited liability company (“BLI”) dated May 25, 2022.

10.42+	Executive Employment Agreement dated August 1, 2022 by and between the Company and Tyler Gates, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 2, 2022.
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

21.1*	List of Subsidiaries

31.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+ Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GLIMPSE GROUP, INC.
September 28, 2022

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

Date	Name and Title	Signature

September 28, 2022	Lyron Bentovim	/s/ Lyron Bentovim
President Chief Executive Officer & Chairman

September 28, 2022	Maydan Rothblum	/s/ Maydan Rothblum
Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer & Director

September 28, 2022	Jeff Meisner	/s/ Jeff Meisner
Chief Revenue Officer & Director

September 28, 2022	D.J. Smith	/s/ D.J. Smith
Chief Creative Officer & Director

September 28, 2022	Sharon Rowlands	/s/ Sharon Rowlands
Director

September 28, 2022	Jeff Enslin	/s/ Jeff Enslin
Director

September 28, 2022	Lemuel Amen	/s/ Lemuel Amen
Director

September 28, 2022	Alexander Ruckdaeschel	/s/ Alexander Ruckdaeschel
Director

September 28, 2022	Ian Charles	/s/ Ian Charles
Director

THE GLIMPSE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

THE GLIMPSE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Glimpse Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Glimpse Group, Inc. (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Hoberman & Lesser CPA’s, LLP

New York NY

September 28, 2022

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

THE GLIMPSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2022	2021
ASSETS
Cash and cash equivalents	$16,249,666	$1,771,929
Investments	239,314	-
Accounts receivable	1,332,922	626,244
Deferred costs/contract assets	39,484	29,512
Prepaid expenses and other current assets	479,483	281,047
Pre-offering costs	-	470,136
Total current assets	18,340,869	3,178,868

Equipment, net	245,970	42,172
Note receivable	250,000	-
Intangible assets, net	4,063,485	-
Goodwill	13,464,760	-
Other assets	32,000	-
Restricted cash	2,000,000
Total assets	$38,397,084	$3,221,040

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$340,139	$381,510
Accrued liabilities	188,417	168,745
Accrued bonuses	169,262	440,357
Deferred revenue/contract liabilities	841,389	98,425
Asset purchase payable	734,037	-
Contingent consideration for acquisitions, current portion	1,966,171	1,250,000
Total current liabilities	4,239,415	2,339,037

Long term liabilities
Contingent consideration for acquisition, net of current portion	5,340,800	-
Paycheck Protection Program loan	-	623,828
Convertible promissory notes, net	-	1,429,953
Total liabilities	9,580,215	4,392,818
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 12,747,624 and 7,579,285 issued and outstanding	12,749	7,580
Additional paid-in capital	56,885,815	20,936,050
Accumulated deficit	(28,081,695)	(22,115,408)
Total stockholders’ equity (deficit)	28,816,869	(1,171,778)
Total liabilities and stockholders’ equity (deficit)	$38,397,084	$3,221,040

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2022	2021
Revenue
Software services	$6,720,416	$3,082,528
Software license/software as a service	547,197	338,967
Total Revenue	7,267,613	3,421,495
Cost of goods sold	1,241,149	1,461,210
Gross Profit	6,026,464	1,960,285
Operating expenses:
Research and development expenses	6,158,395	3,183,055
General and administrative expenses	4,931,877	2,210,811
Sales and marketing expenses	3,141,033	1,267,088
Additional asset purchase consideration	568,571	1,250,000
Change in fair value of acquisition contingent consideration	(2,430,800)	-
Total operating expenses	12,369,076	7,910,954
Loss from operations before other income (expense)	(6,342,612)	(5,950,669)

Other income (expense)
Forgiveness of Paycheck Protection Program loan	623,828	548,885
Interest income	32,227	6,202
Interest expense	-	(180,641)
Loss on conversion of convertible notes	(279,730)	(515,464)
Total other income (expense), net	376,325	(141,018)
Net Loss	$(5,966,287)	$(6,091,687)

Basic and diluted net loss per share	$(0.51)	(0.84)
Weighted-average shares used to compute basic and diluted net loss per share	11,731,383	7,259,249

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR YEARS ENDED JUNE 30, 2022 and 2021

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2020	7,035,771	$7,036	$15,710,996	$(16,023,721)	$(305,689)
Sales of common stock to investors	76,891	77	345,933	-	346,010
Common stock issued for convertible note conversion	332,063	332	1,486,727	-	1,487,059
Common stock issued to satisfy contingent liability	13,435	13	67,162	-	67,175
Common stock issued to employees for compensation	18,553	19	92,746	-	92,765
Common stock issued to convertible promissory note holders for prepaid interest	29,500	30	147,471		147,501
Common stock issued to convertible promissory note holders as additional consideration	44,250	44	192,347		192,391
Common stock issued to vendors for compensation	28,822	29	134,387	-	134,416
Stock option-based compensation expense	-	-	2,576,058	-	2,576,058
Stock option-based board of directors expense	-	-	182,223	-	182,223
Net loss	-	-	-	(6,091,687)	(6,091,687)
Balance as of June 30, 2021	7,579,285	7,580	20,936,050	(22,115,408)	(1,171,778)
Common stock issued in Initial Public Offering, net	1,912,500	1,913	11,819,451	-	11,821,364
Common stock issued in Securities Purchase Agreement, net	1,500,000	1,500	13,576,900	-	13,578,400
Common stock issued for convertible note conversion	324,150	324	1,605,852	-	1,606,176
Common stock issued for acquisitions	388,342	388	3,346,915	-	3,347,303
Common stock issued for legacy acquisition obligation	452,978	453	1,249,547	-	1,250,000
Common stock issued to vendors for compensation	19,753	20	198,207	-	198,227
Common stock issued for exercise of options	559,775	560	1,325,484	-	1,326,044
Stock based compensation expense	10,841	11	2,348,460	-	2,348,471
Stock option-based board of directors expense	-	-	478,949	-	478,949
Net loss	-	-	-	(5,966,287)	(5,966,287)
Balance as of June 30, 2022	12,747,624	$12,749	$56,885,815	$(28,081,695)	$28,816,869

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,966,287)	$(6,091,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	540,196	27,054
Common stock and stock option based compensation for employees and board of directors	2,893,297	2,945,487
Accrued common stock issuance for additional asset acquisition consideration	568,571	1,250,000
Issuance of common stock to vendors as compensation	188,336	134,416
Loss on conversion of convertible notes	279,730	515,464
Forgiveness of Paycheck Protection Program loan	(623,828)	(548,885)
Acquisition contingent consideration fair value adjustment	(2,430,800)	-
Amortization of paid-in kind common stock interest on convertible notes	-	180,642
Issuance of common stock to employees to satisfy contingent liability	-	92,765
Issuance of common stock for additional cost to satisfy contingent liability	-	20,217

Changes in operating assets and liabilities:
Accounts receivable	(295,076)	(411,571)
Deferred costs/contract assets	(17,900)	136,925
Prepaid expenses and other current assets	(330,496)	(25,933)
Pre-offering costs	470,136	-
Other assets	(32,000)	-
Accounts payable	(132,032)	260,002
Accrued liabilities	(73,475)	97,068
Accrued bonuses	(271,095)	440,357
Deferred revenue/contract liabilities	291,858	(231,937)
Net cash used in operating activities	(4,940,865)	(1,209,616)
Cash flow from investing activities:
Purchases of equipment	(201,998)	(28,003)
Acquisitions, net of cash acquired	(4,615,894)	-
Purchase of investments	(239,314)	-
Net cash used in investing activities	(5,057,206)	(28,003)
Cash flows from financing activities:
Proceeds from initial public offering, net	11,821,364	-
Proceeds from securities purchase agreement, net	13,578,400	-
Proceeds from exercise of stock options	1,326,044	-
Issuance of note receivable	(250,000)	-
Proceeds from Paycheck Protection Program loan	-	623,828
Proceeds from convertible promissory notes	-	1,475,000
Proceeds from issuance of common equity to investors	-	346,010
Pre-offering costs incurred	-	(470,136)
Net cash provided by financing activities	26,475,808	1,974,702

Net change in cash, cash equivalents and restricted cash	16,477,737	737,083
Cash, cash equivalents and restricted cash, beginning of year	1,771,929	1,034,846
Cash, cash equivalents and restricted cash, end of year	$18,249,666	$1,771,929
Non-cash Investing and Financing activities:
Common stock issued for S5D acquisition	$2,297,303	$-
Common stock issued for asset acquisitions	$1,050,000	$-
Common stock to be issued for asset acquisitions	$734,037	$-
Conversion of convertible promissory notes into common stock	$1,606,176	$1,487,059
Contingent acquisition consideration liability	$6,738,400	$-
Forgiveness of Paycheck Protection Program loan	$623,828	$548,885
Issuance of warrants in connection with initial public offering	$522,360	$-
Issuance of warrants in connection with securities purchase agreement	$8,797,546	$-
Issuance of common stock for satisfaction of legacy acquisition liability	$1,250,000	$-
Common stock issued to convertible note holders as additional compensation	$-	$192,347
Common stock issued for interest paid-in kind on convertible notes	$-	$147,471
Issuance of common stock for satisfaction of contingent liability	$-	$46,958

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE 1. DESCRIPTION OF BUSINESS

The Glimpse Group, Inc. (“Glimpse” and together with its wholly owned subsidiaries, collectively, the “Company”) is a Virtual (VR) and Augmented (AR) Reality company, comprised of a diversified portfolio of wholly owned VR and AR software and services companies. Glimpse’s subsidiary companies are located in the United States, Turkey and Australia. The Company was incorporated in the State of Nevada in June 2016.

Glimpse’s robust VR/AR ecosystem, collaborative environment and business model strive to simplify the many challenges faced by companies in an emerging industry. Glimpse cultivates, optimizes and manages business operations while providing a strong network of professional relationships, thereby allowing the subsidiary company to maximize their time and resources in pursuit of mission-critical endeavors, reducing time to market, optimizing costs, improving product quality and leveraging joint go-to-market strategies, while simultaneously providing investors an opportunity to invest directly into the VR/AR industry via a diversified platform.

The Company completed an initial public offering (“IPO”) of its common stock on the Nasdaq Capital Market Exchange (“Nasdaq”) on July 1, 2021, under the ticker VRAR. In addition, pursuant to a Securities Purchase Agreement (“SPA”) the Company sold additional common stock to certain institutional investors in November 2021. See Note 9.

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

The Company incurred losses of $5.97 million and $6.09 million during the years ended June 30, 2022 and 2021, respectively. These losses were incurred as the Company funded operational expenses, primarily research and development, general and administrative, and sales and marketing costs.

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

The Company expects to continue to generate net losses for the foreseeable future as it makes investments to grow its business. Management believes that the Company’s existing balances of cash and cash equivalents, which are approximately $11.5 million, will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, should the Company’s current cash and cash equivalents not be sufficient to support the development of its business to the point at which it has positive cash flows from operations, the Company plans to meet its future needs for additional capital through equity and/or debt financings. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company, or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

The principal estimates relate to the valuation of allowance for doubtful accounts, common stock, stock options, warrants, revenue recognition, cost of goods sold and allocation of the purchase price of assets relating to business combinations.

Cash and Cash Equivalents, Restricted cash

Cash and cash equivalents consist of cash and deposits in bank checking accounts with immediate access and cash equivalents that represent highly liquid investments.

Restricted cash represents escrowed cash related to the Sector 5 Digital, LLC acquisition (see Note 4).

The components of cash, cash equivalents and restricted cash on the consolidated statement of cash flows as of June 30, 2022 and 2021 are as follows:

	As of June 30,
	2022	2021
Cash and cash equivalents	$16,249,666	$1,771,929
Restricted cash	2,000,000	-
Total	$18,249,666	$1,771,929

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are provided for based upon a variety of factors, including historical amounts written-off, an evaluation of current economic conditions, and assessment of customer collectability. As of June 30, 2022 and 2021 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Customer Concentration and Credit Risk

Two customers accounted for approximately 54% (40% and 14%, respectively) of the Company’s total gross revenues during the year ended June 30, 2022. One of the same customers and a different customer accounted for approximately 49% (26% and 23%, respectively) of the Company’s total gross revenues during the year ended June 30, 2021.

Two customers accounted for approximately 59% (37% and 22%, respectively) of the Company’s accounts receivable at June 30, 2022. One of the same customers and a different customer accounted for approximately 71% (57% and 14%, respectively) of the Company’s accounts receivable at June 30, 2021.

The Company maintains cash in accounts that, at times, may be in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on such accounts.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

Business Combinations

The results of a business acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values as of the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

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

Intangible assets (other than Goodwill)

Intangibles represent the allocation of a portion of the acquisitions purchase price (see Note 5). Intangibles are stated at allocated cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the related assets. The Company reviews intangibles, being amortized, for impairment when current events indicate that the fair value may be less than the carrying value.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method. Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:

● Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

● Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

● Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classifies its cash equivalents and investments within Level 1 of the fair value hierarchy on the basis of valuations based on quoted prices for the specific securities in an active market.

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current and contingent consideration, non-current in the Company’s consolidated balance sheets as of June 30, 2022 and 2021. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s other financial instruments consist primarily of accounts receivable, note receivable, accounts payable, accrued liabilities and other liabilities approximate fair value due to the short-term nature of these instruments. The Company’s convertible debt approximated fair value due to its short-term nature and market rate of interest.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer or service is performed and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A portion of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. Other contracts can include various services and products which are at times capable of being distinct, and therefore may be accounted for as separate performance obligations.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales taxes and other taxes are excluded from revenues.

For distinct performance obligations recognized at a point in time, any unrecognized portion of revenue and any corresponding unrecognized expenses are presented as deferred revenue/contract liability and deferred costs/contract asset, respectively, in the accompanying consolidated balance sheets. Contract assets include cash and equity based payroll costs, and may include payments to consultants and vendors.

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

Disaggregation of Revenue

The Company generated revenue for the years ended June 30, 2022 and 2021 by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR and AR software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

Revenue for a significant portion of Software Services projects and solutions (projects whereby, the development of the project leads to an identifiable asset with an alternative use to the Company) is recognized at the point of time in which the customer obtains control of the project, customer accepts delivery and confirms completion of the project. Certain other Software Services revenues are custom project solutions (projects whereby, the development of the custom project leads to an identifiable asset with no alternative use to the Company, and, in which, the Company also has an enforceable right to payment under the contract) and are therefore recognized based on the percentage of completion using an input model with a master budget. The budget is reviewed periodically and percentage of completion adjusted accordingly.

Revenue for Software Services consulting services and website maintenance is recognized when the Company performs the services, typically on a monthly retainer basis.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

Timing of Revenue

The timing of revenue recognition for the years ended June 30, 2022 and 2021 was as follows:

	For the Years Ended
	June 30,
	2022	2021
Products and services transferred at a point in time	$5,181,482	$2,967,586
Products and services transferred/recognized over time	2,086,131	453,909
Total Revenue	$7,267,613	$3,421,495

Remaining Performance Obligations

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally records a receivable/contract asset when revenue is recognized prior to invoicing, or deferred revenue/contract liability when revenue is recognized subsequent to invoicing.

For certain Software Services project contracts the Company invoices customers after the project has been delivered and accepted by the customer. Software Service project contracts typically consist of designing and programming software for the customer. In most cases, there is only one distinct performance obligation, and revenue is recognized upon completion, delivery and customer acceptance. Contracts may include multiple distinct projects that can each be implemented and operated independently of subsequent projects in the contract. In such cases, the Company accounts for these projects as separate distinct performance obligations and recognizes revenue upon the completion of each project or obligation, its delivery and customer acceptance.

For contracts recognized over time, contract liabilities include billings invoiced for software projects for which the contract’s performance obligations are not complete.

For certain other Software Services project contracts, the Company invoices customers for a substantial portion of the project upon entering into the contract due to their custom nature and revenue is recognized based upon percentage of completion. Revenue recognized subsequent to invoicing is recorded as a deferred revenue/contract liability (billings in excess of cost) and revenue recognized prior to invoicing is recorded as a deferred cost/contract asset (cost in excess of billings).

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

For multi-period Software License contracts, the Company generally invoices customers annually at the beginning of each annual coverage period. Software License consist of providing clients with software designed by the Company. For Software License contracts, there are generally no ongoing support obligations unless specified in the contract (becoming a Software Service).

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of June 30, 2022, the Company had approximately $2.61 million in unfulfilled performance obligations.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the years ended June 30, 2022 and 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options, warrants and convertible debt.

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with durations of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. The Company plans to adopt this standard on July 1, 2022. The Company does not anticipate this adoption will have a material effect on its consolidated financial statements.

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates (ASC 326). The Company will be required to use a forward-looking expected credit loss model for accounts receivable, notes receivable, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities, if any, will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company does not expect to adopt this standard prior to July 1, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE 4. ACQUISITIONS

Purchase of S5D

In December 2021, Glimpse entered into a Membership Interest Sale Agreement (the “Agreement”), with Sector 5 Digital, LLC (“S5D”) and each of the equity holders of S5D named therein (collectively, the “Members”). S5D is an enterprise focused, immersive technology company that combines innovative storytelling with emerging technologies for industry leading organizations. The acquisition significantly expands the Company’s operating and financial scale, introduces new tier 1 customers specifically in the defense contractor and industrial segments, and bolsters the executive management team.

In February 2022, S5D became a wholly-owned subsidiary of Glimpse.

The aggregate consideration consisted of: (a) $4.0 million cash paid at the February 1, 2022 closing (the “Closing”); (b) 277,201 shares of the Company’s common stock valued at the date of acquisition (escrowed and valued at $4.0 million at the time the Agreement was entered) and released from escrow to the Members at Closing; and (c) future purchase price considerations (“contingent consideration”) payable to the Members, up to $19.0 million ($2.0 million of which was escrowed at Closing and is recorded as Restricted cash on the June 30, 2022 balance sheet). The $19.0 million is based and payable on S5D’s and the Company’s achievement of certain revenue growth milestones during the three years post-Closing, as defined, the payment of which shall be made up to $2.0 million in cash and the remainder in common stock of the Company, priced at the dates of the future potential share issuance and subject to a common stock floor price of $7.00/share.

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

The goodwill recognized in connection with the acquisition is primarily attributable to new markets access and will be deductible for tax purposes.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

In accordance with GAAP, the fair value of the contingent consideration was remeasured at June 30, 2022, based on market conditions as of that date. The remeasurement resulted in a fair value amount at June 30, 2022 of $6.74 million, a reduction of approximately $2.43 million since Closing. The reduction in fair value of the contingent consideration is driven by a reduction in the Company’s common stock price between the measurement dates. This reduction is recorded in operating expenses on the consolidated statement of operations.

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Glimpse and S5D, as if the companies were combined for the years ended June 30, 2022 and 2021. The unaudited pro forma financial information includes the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at July 1, 2020.

The approximate unaudited pro forma financial information if S5D was included since July 1, 2020 would be:

	For the Year Ended June 30,
	2022	2021

Revenue	$9,768,000	$5,973,000
Net loss	$(5,841,000)	$(6,685,000)

The pro forma net loss was adjusted to exclude approximately $182,000 of acquisition-related costs incurred in 2022. The 2022 pro forma net loss includes a gain of approximately $2.43 million for contingent consideration fair value adjustments.

Costs related to the acquisition, which include legal, accounting and valuation fees, in the amount of approximately $182,000 have been charged directly to operations and are included in 2022 general and administrative expenses on the consolidated statements of operations.

The Company recognized approximately $1,395,000 in revenue and $1,784,000 (inclusive of contingent consideration fair value adjustment gain of $2,430,800) of net income related to S5D since the acquisition Closing date of February 1, 2022 through June 30, 2022 in the consolidated statement of operations.

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

Initial consideration for the purchase was $0.75 million payable in Company common stock. In August 2021, the Company issued 77,264 shares of common stock to satisfy the purchase price. The acquisition agreement provides for additional contingent consideration in the form of Company common stock if certain future revenue targets are achieved through June 2024, which were not expected at time of purchase. Potential future common stock issuance shall be priced at the dates of the future potential share issuance and subject to a common stock floor price of $7.00/share. If this subsidiary is sold within three years from the acquisition date, certain performance related consideration will be accelerated and become due even if not earned.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

No liabilities were assumed as part of the acquisition and the primary assets acquired included employees, customer relationships and technology. The Company recorded the purchase price allocation as follows:

Intangible assets:
Customer relationships	$250,000
Technology	250,000
Goodwill	250,000
Total	$750,000

The goodwill recognized in connection with the acquisition is primarily attributable to new markets access and will be deductible for tax purposes.

In June 2022, AUGGD achieved its initial revenue threshold as defined in the asset acquisition agreement, and was issued shares of Company stock in July 2022 reflecting the payment of additional asset acquisition consideration. This additional consideration of approximately $0.57 million is included in operating expense on the consolidated statement of operations (also see Note 12). As of June 30, 2022, it is not anticipated that AUGGD will meet any remaining further consideration thresholds as defined in the asset acquisition agreement.

The results of operations of AUGGD have been included in the Company’s consolidated financial statements from the date of acquisition and did not have a material impact on the Company’s consolidated financial statements.

XR Terra Asset Acquisition

In October 2021, the Company, through its wholly owned subsidiary company, XR Terra, LLC, completed an acquisition of certain assets, as defined, from XR Terra, Inc., a developer of teaching platforms utilized in coding software used in VR and AR programming, a potential strategic growth segment for the Company as the immersive technology industry expands.

Initial consideration for the purchase was $0.60 million payable 50% in Company common stock and 50% in cash. In October 2021, the Company paid $0.30 million cash and issued 33,877 shares of common stock to satisfy the purchase price. The acquisition agreement provides for additional contingent consideration in the form of Company common stock if certain future revenue targets are achieved through September 2024, which were not expected at time of purchase. Potential future common stock issuance shall be priced at the dates of the future potential share issuance and subject to a common stock floor price of $7.00/share. If this subsidiary is sold within three years from the acquisition date, certain performance related consideration will be accelerated and become due even if not earned. As of June 30 2022, no additional acquisition consideration had been earned and it is not anticipated that future additional consideration thresholds will be met.

No liabilities were assumed as part of the acquisition and the primary assets acquired included employees and technology. The Company recorded the purchase price allocation as follows:

Intangible assets:
Technology	$300,000
Goodwill	300,000
Total	$600,000

The goodwill recognized in connection with the acquisition is primarily attributable to new markets access and will be deductible for tax purposes.

The results of operations of XR Terra have been included in the Company’s consolidated financial statements from the date of acquisition and did not have a material impact on the Company’s consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

PulpoAR Asset Acquisition

In May 2022, the Company, through its wholly owned subsidiary companies, Qreal, LLC and PulpoAR, LLC, completed an acquisition of certain assets, as defined, from PulpoAR Pulpoar Bilisim Anonim Sirketi, a Turkey based AR technology e-commerce company providing virtual try-on solutions primarily for the Beauty and Retail markets. Upon integration, PulpoAR’s technology is expected to propel the business development efforts of QReal.

Initial consideration for the purchase was $2.0 million payable 75% in Company common stock (subject to a common stock floor price as defined) and 25% in cash. In May and June 2022, the Company collectively paid $0.50 million cash and will issue in September 2022 214,286 shares of common stock to satisfy the purchase price. The acquisition agreement provides for additional contingent consideration in the form of Company common stock and cash if certain future revenue targets are achieved through December 2024, which were not anticipated at time of purchase. Potential future common stock issuance shall be priced at the dates of the future potential share issuance and subject to a common stock floor price of $7.00/share. If this subsidiary is sold before December 2024, certain performance related consideration will be accelerated and become due even if not earned. As of June 30, 2022, it is not anticipated that PulpoAR will meet any additional consideration thresholds as defined in the asset acquisition agreement.

No liabilities were assumed as part of the acquisition and the primary assets acquired included employees and technology. The Company recorded the purchase price allocation as follows:

Intangible assets:
Technology	$925,000
Goodwill	309,037
Total	$1,234,037

The goodwill recognized in connection with the acquisition is primarily attributable to new markets access and will be deductible for tax purposes.

The results of operations of PulpoAR have been included in the Company’s consolidated financial statements from the date of acquisition and did not have a material impact on the Company’s consolidated financial statements.

All acquisitions above were considered business combinations in accordance with GAAP.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE 5. INTANGIBLE ASSETS

Intangible assets, their respective amortization period, and accumulated amortization at June 30, 2022 are as follows:

	As of June 30, 2022
	Value ($)					Amortization Period (Years)
	S5D	AUGGD	XR Terra	PulpoAR	Total
Intangible Assets
Customer Relationships	$2,820,000	$250,000	$-		$3,070,000	5 (S5D) / 3 (AUGGD)
Technology	-	250,000	300,000	925,000	1,475,000	3
Less: Accumulated Amortization	(235,000)	(145,824)	(74,997)	(25,694)	(481,515)
Intangible Assets, net	$2,585,000	$354,176	$225,003	$899,306	$4,063,485

Intangible asset amortization expense for the year ended June 30, 2022 was approximately $482,000.

Estimated intangible asset amortization expense for the next five years is as follow:

Fiscal Year Ended June 30, 2023	$1,139,000
Fiscal Year Ended June 30, 2024	$1,139,000
Fiscal Year Ended June 30, 2025	$893,000
Fiscal Year Ended June 30, 2026	$564,000
Fiscal Year Ended June 30, 2027	$329,000

NOTE 6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

The Company’s money market funds and investments (short term, investment grade corporate bonds) are categorized as Level 1 within the fair value hierarchy. As of June 30, 2022, the Company’s cash and cash equivalents and investments were as follows:

	As of June 30, 2022
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents	Investments
Cash	$1,233,608	$-		$1,233,608
Level 1:
Money market funds	15,016,058	-	15,016,058	15,016,058
Total cash and cash equivalents	$16,249,666	$-	$15,016,058	$16,249,666

Level 1:
Investments	$245,187	$(5,873)	$239,314		$239,314

As of June 30, 2021, cash and cash equivalents consisted only of cash.

Contingent Consideration

As of June 30, 2022, the Company’s contingent consideration liabilities related to the acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at the time of acquisitions and at June 30, 2022 using unobservable inputs and have included using the Monte Carlo simulation model. This model incorporates revenue volatility, internal rate of return, and risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

A summary of the quantitative significant inputs used to value S5D’s contingent consideration as of June 30, 2022 was: revenue volatility of 60.1%, internal rate of return of 12.6% and risk-free rate of 3.0%. The market price of the Company’s common stock was also used.

As of June 30, 2022, the Company’s contingent consideration liability related to AUGGD is categorized as Level 3 within the fair value hierarchy as it is based on contractual amounts pursuant to the acquisition agreement.

As of June 30, 2022, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of June 30, 2022
	Cost	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - S5D	$2,060,300	$(662,700)	$1,397,600	$1,397,600
Contingent consideration, current - AUGGD	568,571	-	568,571	568,571
Total contingent consideration, current	$2,628,871	$(662,700)	$1,966,171	$1,966,171

Level 3:
Contingent consideration, non-current - S5D	$7,108,900	$(1,768,100)	$5,340,800	$5,340,800

As of June 30, 2021, the Company’s contingent consideration liabilities related to legacy acquisitions (see Note 13) are categorized as Level 3 within the fair value hierarchy as they are based on contractual amounts pursuant to the respective acquisition agreements.

As of June 30, 2021, the Company’s contingent consideration liabilities current balances were as follows:

	As of June 30, 2021
	Cost	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current	$-	$1,250,000	$1,250,000	$1,250,000

NOTE 7. DEFERRED COSTS/CONTRACT ASSETS and DEFERRED REVENUE/CONTRACT LIABILITIES

At June 30, 2022 and 2021, deferred costs/contract assets totaling $39,484 and $29,512, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($35,469 and $29,512, respectively), and costs in excess of billings under contracts not completed and recognized over time ($4,015 and $0, respectively). At June 30, 2022 and 2021, deferred revenue/contract liabilities, totaling $841,389 and $98,425, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($533,214 and $98,425, respectively), and costs in excess of billings under contracts not completed and recognized over time ($308,175 and $0, respectively).

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

The following table shows the reconciliation of the costs in excess of billings and billings in excess of costs for contracts recognized over time:

As of June 30, 2022

Cost incurred on uncompleted contracts	$199,571
Estimated earnings	437,944
Earned revenue	637,515
Less: billings to date	941,676
Billings in excess of costs, net	$(304,161)

Balance Sheet Classification
Contract assets includes, costs and estimated earnings in excess of billings on uncompleted contracts	$4,015
Contract liabilities includes, billings in excess of costs and estimated earnings on uncompleted contracts	(308,175)
Billings in excess of costs, net	$(304,161)

NOTE 8. DEBT

Convertible Promissory Notes 1

In December 2019 the Company raised $1.33 million by the issuance of unsecured Convertible Promissory Notes with a three-year term (the “Note 1” or “Notes 1”), primarily from existing Company investors.

The Notes 1 bore an interest rate of 10% per annum.

Interest expense on the Notes 1 was approximately $103,000 for the year ended June 30, 2021, representing amortization of the original issue discount and prepaid interest for the period.

The Notes 1 were convertible by a Note 1 holder at any time during the term into common stock of the Company at a fixed price of $4.50/share, or approximately 295,000 shares of common stock upon full conversion.

In December 2020 and primarily in January 2021, Note 1 holders converted approximately $1.21 million of principal into approximately 0.33 million shares of common stock at a revised (to encourage early conversion) conversion price of $4.00/share. As a result, during the year ended June 30, 2021, the Company recorded a loss of approximately $0.52 million representing unamortized original issue discount and prepaid interest.

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

The Company recorded a loss, during the year ended June 30, 2022, on conversion of the remaining Notes 1 of approximately $18,000 at time of the IPO, representing unamortized original issue discount and prepaid interest.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

Convertible Promissory Notes 2

In March 2021, the Company raised $1.48 million by the issuance of unsecured Convertible Promissory Notes with a two-year term (the “Notes 2”), to several investors.

The Notes 2 bore an interest rate of 10% per annum.

Interest expense on the Notes 2 was approximately $78,000 for the year ended June 30, 2021, representing amortization of the original issue discount and prepaid interest for the period.

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

The Company recorded a loss, during the year ended June 30, 2022, on conversion of the Notes 2 of approximately $0.26 million at time of the IPO, representing unamortized original issue discount and prepaid interest.

Paycheck Protection Program Loan

In March 2022 and February 2021, the Small Business Administration forgave principal and interest on $0.62 million and $0.55 million, respectively, Paycheck Protection Program loans to the Company. The forgiveness is recorded in other income (expenses) on the consolidated statements of operations.

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

Under the terms of the SPA, the Company sold 1.50 million shares of its common stock and warrants to purchase 0.75 million shares of common stock. The purchase price for one share of common stock and half a corresponding warrant was $10.00. The warrants have an exercise price of $14.63 per share. Warrants to purchase 0.56 million shares could be exercised immediately and expire five years from the date of the SPA. Warrants to purchase 0.19 million shares were not exercisable prior to May 2, 2022 and expire five years after. The warrants are valued at approximately $8.80 million based on the Black-Scholes options pricing model method with the following assumptions: 5 year expected term, 146% expected volatility, 1.22% risk-free rate and 0% expected dividend yield.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

Common Stock Issued

Common stock sold to Investors

During the year ended June 30, 2022, the Company sold approximately 1.91 million shares of common stock to investors at the IPO at a price of $7.00 per share, for total net proceeds of approximately $11.82 million. In addition, the Company sold 1.50 million shares of common stock and 0.75 million warrants to investors pursuant to a SPA for total net proceeds of approximately $13.58 million.

During the year ended June 30, 2021, the Company sold approximately 77,000 shares of common stock to investors at a price of $4.50 per share, for total net proceeds of approximately $0.35 million.

Common stock issued to Investors

During the year ended June 30, 2022, in connection with the conversion of convertible promissory notes and in conjunction with the IPO, the Company issued approximately 324,000 shares of common stock (see Note 8). During the year ended June 30, 2021, in connection with the conversion of Notes 1, the Company issued approximately 332,000 shares of common stock; and in connection with the issuance of Notes 2, the Company issued approximately 74,000 shares of common stock (see Note 8).

Common stock issued for Acquisitions

During the year ended June 30, 2022, the Company issued approximately 111,000 shares of common stock, valued at $1.05 million, as consideration for the acquisition of AUGGD and XR Terra (see Note 4). In addition, the Company issued approximately 277,000 shares of common stock, fair valued at $2.30 million, as consideration for the acquisition of S5D (see Note 4).

Common stock issued for satisfaction of contingent consideration

During the year ended June 30, 2022 the Company issued approximately 453,000 shares of common stock to satisfy legacy acquisition obligations of $1.25 million (see Note 13). During the year ended June 30, 2021, the Company issued approximately 32,000 shares of common stock in final payment of all contingent liabilities related to the 2018 acquisition of subsidiary Early Adopter LLC.

Common stock issued to Vendors

During the years ended June 30, 2022 and 2021, the Company issued approximately 20,000 and 29,000 shares of common stock, respectively, to various vendors for services performed and recorded share-based compensation of approximately $198,000 and $134,000, respectively.

Common stock issued for Exercise of Stock Options

During the year ended June 30, 2022, the Company issued approximately 560,000 shares of common stock upon exercise of the respective option grants and realized cash proceeds of approximately $1.33 million.

Common stock-based Compensation expense

During the year ended June 30, 2022, the Company issued approximately 11,000 shares of common stock, to an employee and recorded share-based compensation of approximately $96,000.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

Employee Stock-Based Compensation

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 10.62 million common shares reserved for issuance. As of June 30, 2022, there were approximately 5.17 million shares available for issuance under the Plan.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan, are noted in the following table:

	For the Years Ended June 30,
	2022	2021
Weighted average expected terms (in years)	5.7	5.3
Weighted average expected volatility	236.7%	126.6%
Weighted average risk-free interest rate	1.7%	0.5%
Expected dividend yield	0.0%	0.0%

The grant date fair value, for options granted during the years ended June 30, 2022 and 2021 was approximately $8.83 million and $2.94 million, respectively.

The following is a summary of the Company’s stock option activity for the years ended June 30, 2022 and 2021:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2020	4,092,593	$3.19	8.4	$5,553,916
Options Granted	766,419	4.66	9.7	383,210
Options Exercised	-	-	-	-
Options Forfeited / Cancelled	(118,102)	4.28	8.9	(89,956)
Outstanding at June 30, 2021	4,740,910	$3.40	8.5	$7,893,467
Exercisable at June 30, 2021	4,346,734	$3.29	8.4	$7,659,692

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2021	4,740,910	$3.40	8.5	$7,893,467
Options Granted	1,037,252	9.15	9.6	2,578,954
Options Exercised	(969,775)	2.90	5.4	(8,419,947)
Options Forfeited / Cancelled	(323,771)	5.65	7.9	(1,908,018)
Outstanding at June 30, 2022	4,484,616	$4.68	7.0	$2,404,249
Exercisable at June 30, 2022	3,546,297	$3.54	6.3	$2,404,249

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

The Company’s stock option-based expense for the years ended June 30, 2022 and 2021 consisted of the following:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Stock option-based expense:
Research and development expenses	$1,470,039	$1,381,168
General and administrative expenses	210,876	373,506
Sales and marketing expenses	585,380	477,561
Cost of goods sold	49,617	526,156
Board option expense	481,386	187,096
Total	$2,797,298	$2,945,487

At June 30, 2022 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $6.71 million, and is expected to be recognized over a weighted average period of 2.42 years.

The intrinsic value of stock options at June 30, 2022 and 2021 was computed using a fair market value of the common stock of $3.98/share and $5.00/share, respectively.

NOTE 10. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Years Ended
	June 31
Numerator:	2022	2021
Net loss	$(5,966,287)	$(6,091,687)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	11,731,383	7,259,249
Basic and diluted net loss per share	$(0.51)	$(0.84)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	At June 30, 2022	At June 30, 2021
Stock Options	4,484,616	4,740,910
Warrants	837,500	-
Convertible Notes	-	324,150
Total	5,322,116	5,065,060

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE 11. PROVISION FOR INCOME TAXES

There was no current or deferred income tax provision for the years ended June 30, 2022 and 2021.

The Company’s deferred tax assets as of June 30, 2022 and 2021 consist of the following:

	As of June 30,	As of June 30,
	2022	2021
Deferred tax assets:
Net-operating loss carryforward	$7,795,509	$3,923,012
Stock-based compensation	392,174	536,265
Intangible asset amortization and other	180,297	-
Total Deferred Tax Assets	8,367,980	4,459,277
Valuation allowance	(8,367,980)	(4,459,277)
Deferred Tax Asset, Net	$-	$-

The Company maintains a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. At June 30, 2022, the Company had potential utilizable aggregate net operating loss carryforwards (“NOLs”) of approximately $22.56 million. NOLs for the periods ending June 30, 2018 and prior ($2.88 million) begin to expire in 2037. NOLs for the years ending June 30, 2019 through 2022 ($19.68 million), in accordance with changes to the U.S. Internal Revenue Code, have no expiration.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. As a result of the uncertainty in the realization of the Company’s deferred tax assets, the Company has provided a valuation allowance for the full amount of the deferred tax assets at June 30, 2022 and June 30, 2021.

The Company’s valuation allowance during the years ended June 30, 2022 and 2021 increased by approximately $3.91 million and $1.30 million, respectively.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the year ended June 30, 2022	For the year ended June 30, 2021

Statutory Federal Income Tax Rate	(21.00)%	(21.00)%
State and Local Taxes, Net of Federal Tax Benefit	(13.56)%	(13.56)%
Stock Based Compensation Expense (ISO)	12.78%	13.20%
Change in Valuation Allowance	21.78%	21.36%
Income Taxes Provision (Benefit)	0.00	0.00

Upon completion of its 2022 U.S. income tax return, the Company may identify additional remeasurement adjustments. The Company will continue to assess its provision for income taxes as future guidance is issued, but does not currently anticipate significant revisions will be necessary.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE 12. RELATED PARTY TRANSACTIONS

ARI

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

The Company recognized no interest income on the note for the year ended June 30, 2022.

The note was extinguished subsequent to June 30, 2022. See note 14.

Debt

The convertible promissory Notes 1 included participation by the Company’s executives and independent members of the Company’s Board in the amount of $0.2 million (see Note 8).

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

New York

The Company has an office space lease expiring on December 31, 2024.

Texas

The Company has an office space lease expiring, as amended, on February 28, 2025. The lease requires the Company to pay a pro-rata share of common area maintenance, insurance and real estate taxes.

Turkey

The Company has four office space leases expiring in November 2022 through January 2023.

The approximate future aggregate minimum rental commitments under all non-cancelable operating leases (including common area maintenance) are as follows:

Fiscal Year Ended June 30, 2023	$390,000
Fiscal Year Ended June 30, 2024	$309,000
Fiscal Year Ended June 30, 2025	$178,000

Rent expense for the years ended June 30, 2022 and 2021 was approximately $408,000 and $296,000, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

Contingent Consideration for Acquisitions

Contingent consideration for acquisitions, consists of the following as of June 30, 2022 and 2021, respectively:

	As of June 30,
	2022	2021
S5D, current portion (see Note 4)	$1,397,600	$-
AUGGD (see Note 4)	568,571	-
Kabaq 3D Technologies, LLC	-	750,000
KreatAR, LLC	-	500,000
Subtotal	$1,966,171	$1,250,000
S5D, net of current portion (see Note 4)	5,340,800	-
Total contingent consideration for acquisitions	$7,306,971	$1,250,000

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

KreatAR, LLC

The Company’s October 2016 acquisition of assets relating to the acquisitions of KreatAR, LLC contained a provision for additional acquisition consideration triggered by a potential listing of the Company’s common stock on a national securities exchange and certain stock trading volume thresholds. In August 2021, the milestones triggering the additional consideration were met. In connection therewith, the Company incurred $0.5 million of additional acquisition cost. In accordance with GAAP, the cost has been accrued as a legacy acquisition liability on the Company’s balance sheet at June 30, 2021. This obligation was satisfied in December 2021 and January 2022 through the issuance of common stock in settlement of 35,000 stock options at $2.00 per share and through the issuance of 42,978 shares of common stock valued at $0.43 million.

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

COVID-19

The COVID-19 pandemic caused significant business and financial markets disruption worldwide and there was significant uncertainty around the duration of this disruption and its ongoing effects on our business. This has primarily manifested itself in prolonged sales cycles.

We continue to monitor the situation and the effects on our business and operations. While some level of potential uncertainty remains, given the current state of the pandemic, our expected revenue growth and current cash balance, we do not expect the impact of COVID-19 to be material to our business and operations.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE 14. SUBSEQUENT EVENTS

Purchase of Brightline Interactive, LLC

In May 2022, the Company entered into an Agreement and Plan of Merger (the “BLI Agreement”) to purchase all of the membership interests of Brightline Interactive, LLC (“BLI”), an immersive technology company that provides VR and AR based training scenarios and simulations for commercial and government customers. The transaction’s total potential purchase price is $32.5 million, with an initial payment of $8.0 million upon closing, consisting of $3.0 million in cash and $5.0 million of Company common stock (approximately 0.71 million shares based on a common stock floor price as defined in the BLI Agreement). Future potential purchase price considerations, up to $24.5 million, are based on BLI’s achievement of revenue growth milestones in the three years post-closing, the payment of which shall be made up to $12 million in cash and the remainder in common shares of the Company, priced at the date of the future potential share issuance with a floor price of $7.00/share.

In August 2022, the BLI transaction closed and BLI became a wholly-owned subsidiary of the Company. $3 million in cash was paid and approximately 0.71 million shares of Company common stock were issued to the sellers.

BLI had revenue for the year ended December 31, 2021 of approximately $5 million.

The Company is currently in the process of determining its potential contingent liability for the purchase, as well as allocation of the purchase price amongst the assets purchased, intangible assets, goodwill and liabilities assumed. Accordingly, these amounts are not included here.

Extinguishment of ARI Note Receivable

In July 2022, the Company and ARI agreed to extinguish the note, including all accrued interest. The note amount reduced the amount the Company owed ARI for AUGGD achieving its initial revenue threshold as defined in the asset purchase agreement.

