Form 10-Q
period 2022-09-30
Glimpse Group, Inc.
filed 2022-11-14
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-40556

THE GLIMPSE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-2958271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 West 38th St., 9th Fl New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 292-2685

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VRAR	The NASDAQ Stock Market LLC

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

As of November 10, 2022, the registrant had 13,595,734 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

2

THE GLIMPSE GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

THE GLIMPSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2022 (Unaudited)	As of June 30, 2022 (Audited)
ASSETS
Cash and cash equivalents	$10,644,751	$16,249,666
Investments	242,603	239,314
Accounts receivable	1,228,400	1,332,922
Deferred costs/contract assets	268,552	39,484
Prepaid expenses and other current assets	659,695	479,483
Total current assets	13,044,001	18,340,869

Equipment, net	352,266	245,970
Note receivable	-	250,000
Right-of-use assets	1,066,772	-
Intangible assets, net	7,809,518	4,063,485
Goodwill	22,672,460	13,464,760
Other assets	115,866	32,000
Restricted cash	2,000,000	2,000,000
Total assets	$47,060,883	$38,397,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$349,820	$340,139
Accrued liabilities	365,297	188,417
Accrued bonuses	425,261	169,262
Deferred revenue/contract liabilities	1,224,748	841,389
Asset purchase payable	734,037	734,037
Lease liabilities, current portion	441,687	-
Contingent consideration for acquisitions, current portion	4,080,498	1,966,171
Total current liabilities	7,621,348	4,239,415

Long term liabilities
Contingent consideration for acquisition, net of current portion	11,400,300	5,340,800
Lease liabilities, net of current portion	625,085	-
Total liabilities	19,646,733	9,580,215
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 13,593,734 and 12,747,624 issued and outstanding	13,594	12,749
Additional paid-in capital	60,864,978	56,885,815
Accumulated deficit	(33,464,422)	(28,081,695)
Total stockholders’ equity	27,414,150	28,816,869
Total liabilities and stockholders’ equity	$47,060,883	$38,397,084

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2022	2021
Revenue
Software services	$3,862,514	$804,718
Software license/software as a service	88,510	217,815
Total Revenue	3,951,024	1,022,533
Cost of goods sold	1,214,597	145,387
Gross Profit	2,736,427	877,146
Operating expenses:
Research and development expenses	2,002,379	989,384
General and administrative expenses	1,819,292	779,729
Sales and marketing expenses	1,744,239	504,687
Change in fair value of acquisition contingent consideration	2,603,398	-
Total operating expenses	8,169,308	2,273,800
Loss from operations before other income (expense)	(5,432,881)	(1,396,654)

Other income (expense)
Interest income	50,154	19,623
Loss on conversion of convertible notes	-	(279,730)
Total other income (expense), net	50,154	(260,107)
Net Loss	$(5,382,727)	$(1,656,761)

Basic and diluted net loss per share	$(0.40)	$(0.17)
Weighted-average shares used to compute basic and diluted net loss per share	13,317,188	9,967,821

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2022	12,747,624	$12,749	$56,885,815	$(28,081,695)	$28,816,869
Common stock issued for acquisitions	714,286	714	2,845,430	-	2,846,144
Common stock issued for exercise of options	24,681	24	39,891		39,915
Common stock issued for contingent acquisition obligation	107,143	107	318,464		318,571
Stock based compensation expense	-	-	628,594		628,594
Stock option-based board of directors expense			146,784		146,784
Net loss	-	-	-	(5,382,727)	(5,382,727)
Balance as of September 30, 2022	13,593,734	$13,594	$60,864,978	$(33,464,422)	$27,414,150

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

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,382,727)	$(1,656,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	477,016	27,718
Common stock and stock option based compensation for employees and board of directors	775,852	653,615
Acquisition contingent consideration fair value adjustment	2,603,398	-
Issuance of common stock to vendors as compensation	-	62,034
Loss on conversion of convertible notes	-	279,730

Changes in operating assets and liabilities:
Accounts receivable	357,563	26,365
Pre-offering costs	-	470,136
Deferred costs/contract assets	323,083	(17,185)
Prepaid expenses and other current assets	(180,212)	(381,856)
Other assets	6,135	(80,000)
Accounts payable	(525,673)	(268,823)
Accrued liabilities	(135,742)	(31,770)
Accrued bonuses	255,999	(151,969)
Deferred revenue/contract liabilities	(1,653,711)	15,630
Net cash used in operating activities	(3,079,019)	(1,053,136)
Cash flow from investing activities:
Purchases of equipment	(83,765)	(18,225)
Acquisitions, net of cash acquired	(2,478,756)	-
Purchase of investments	(3,290)	-
Net cash used in investing activities	(2,565,811)	(18,225)
Cash flows from financing activities:
Proceeds from initial public offering, net	-	11,821,364
Proceeds from exercise of stock options	39,915	45,700
Net cash provided by financing activities	39,915	11,867,064

Net change in cash, cash equivalents and restricted cash	(5,604,915)	10,795,703
Cash, cash equivalents and restricted cash, beginning of period	18,249,666	1,771,929
Cash, cash equivalents and restricted cash, end of period	$12,644,751	$12,567,632
Non-cash Investing and Financing activities:
Common stock issued for BLI acquisition	$2,846,144	$750,000
Issuance of common stock for satisfaction of contingent liability, net of note receivable extinguishment	$318,571	$-
Extinguishment of note receivable for satisfaction of contingent liability	$250,000	$-
Issuance of common stock for satisfaction of contingent liability	$-	$750,000
Contingent acquisition consideration liability	$6,139,000	$-
Lease liabilities arising from right-to-use assets	$1,155,769	$-
Conversion of convertible promissory notes into common stock	$-	$1,606,176
Issuance of warrants in connection with initial public offering	$-	$522,360

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

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

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

The Company incurred losses of $5.38 million and $1.66 million during the three months ended September 30, 2022 and 2021, respectively. These losses were incurred as the Company funded operational expenses, primarily research and development, general and administrative, and sales and marketing costs.

The Company expects to continue to generate net losses for the foreseeable future as it makes investments to grow its business. Management believes that the Company’s existing balances of cash and cash equivalents as of the issuance date of these financial statements, which are approximately $10.0 million (excluding an additional $2 million held in escrow for potential future Sector 5 Digital, LLC (“S5D”) acquisition performance payment obligations), will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, should the Company’s current cash and cash equivalents not be sufficient to support the development of its business to the point at which it has positive cash flows from operations, the Company plans to meet its future needs for additional capital through equity and/or debt financings. Equity financings may include sales of common stock, including the utilization of a $100 million S3 registration statement filed with the United State Securities and Exchange Commission (“SEC”) on October 28, 2022. Such financing may not be available on terms favorable to the Company, or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2022, the results of operations for the three months ended September 30, 2022 and 2021, and cash flows for the three months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2023 or for any subsequent periods. The consolidated balance sheet at June 30, 2022 has been derived from the audited consolidated financial statements as of that date.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2022.

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

The principal estimates relate to the valuation of allowance for doubtful accounts, stock options, warrants, revenue recognition, cost of goods sold, allocation of the purchase price of assets relating to business combinations and calculation of contingent consideration for acquisitions.

Cash and Cash Equivalents, Restricted Cash

Cash and cash equivalents consist of cash and deposits in bank checking accounts with immediate access and cash equivalents that represent highly liquid investments.

Restricted cash represents escrowed cash related to the S5D acquisition.

The components of cash, cash equivalents and restricted cash on the consolidated statement of cash flows as of September 30, 2022 and 2021 are as follows:

	As of	As of
	September 30, 2022	September 30, 2021
Cash and cash equivalents	$10,644,751	$12,567,632
Restricted cash	2,000,000	-
Total	$12,644,751	$12,567,632

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are provided for based upon a variety of factors, including historical amounts written-off, an evaluation of current economic conditions, and assessment of customer collectability. As of September 30, 2022 and June 30, 2022 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

Customer Concentration and Credit Risk

Two customers accounted for approximately 55% (29% and 26%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2022. One of the same customers and a different customer accounted for approximately 70% (56% and 14%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2021.

One customer accounted for approximately 34% of the Company’s accounts receivable at September 30, 2022. The same customer and a different customer accounted for approximately 59% (37% and 22%, respectively) of the Company’s accounts receivable as of June 30, 2022.

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

Further, during the year ended June 30, 2022, the Company early adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to account for the related revenue contracts, acquired in the business acquisition, in accordance with ASC Topic 606 Revenue from Contracts with a Customer as if the Company had originated the contracts.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

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

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current and contingent consideration, non-current in the Company’s consolidated balance sheets as of September 30 and June 30, 2022. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s other financial instruments consist primarily of accounts receivable, note receivable, accounts payable, accrued liabilities and other liabilities approximate fair value due to the short-term nature of these instruments.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

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

Disaggregation of Revenue

The Company generated revenue for the three months ended September 30, 2022 and 2021 by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR and AR software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

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

Timing of Revenue

The timing of revenue recognition for the three months ended September 30, 2022 and 2021 was as follows:

	For the Three Months Ended
	September 30,
	2022	2021
Products and services transferred at a point in time	$2,996,948	$955,751
Products and services transferred/recognized over time	954,076	66,782
Total Revenue	$3,951,024	$1,022,533

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

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

For multi-period Software License contracts, the Company generally invoices customers annually at the beginning of each annual coverage period. Software License contracts consist of providing clients with software designed by the Company. For Software License contracts, there are generally no ongoing support obligations unless specified in the contract (becoming a Software Service).

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of September 30, 2022, the Company had approximately $3.21 million in unfulfilled performance obligations.

Employee Stock-Based Compensation

The Company recognizes stock-based compensation expense related to grants to employees or service providers based on grant date fair values of common stock or the stock options, which are amortized over the requisite period, as well as forfeitures as they occur.

The Company values the options using the Black-Scholes Merton (“Black Scholes”) method utilizing various inputs such as expected term, expected volatility and the risk-free rate. The expected term reflects the application of the simplified method, which is the weighted average of the contractual term of the grant and the vesting period for each tranche. Expected volatility is derived from a weighted average of volatility inputs for the Company. The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected life of the award.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

Recently Adopted Accounting Pronouncements

Leases

Adoption of the New Lease Accounting Standard

On July 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the modified retrospective transition method applied at the adoption date of the standard. Results for reporting periods beginning after July 1, 2022 are presented under the new leasing standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting. The Company has elected to utilize the package of practical expedients at the time of adoption, which allows the Company to (1) not reassess whether any expired or existing contracts are or contain leases, (2) not reassess the lease classification of any expired or existing leases, and (3) not reassess initial direct costs for any existing leases. The Company also has elected to utilize the short-term lease recognition exemption and, for those leases that qualified, the Company did not recognize right-of-use (“ROU”) assets or lease liabilities. As a result of adoption, the Company recorded ROU assets related to office facility leases which are recognized on the consolidated balance sheet and the associated lease liabilities are recognized on the consolidated balance sheet. The present value of the Company’s remaining lease payments, which comprise the lease liabilities, was estimated using an estimated incremental borrowing rate as of the adoption date.

The adoption resulted in no adjustment to July 1, 2022 accumulated deficit on the consolidated balance sheet.

As of July 1, 2022, the Company recorded right-of-use assets of $0.75 million, lease liabilities, current portion of $0.32 million and lease liabilities, net of current portion of $0.43 million. With the purchase of Brightline Interactive, LLC (“BLI”), on August 1, 2022, the Company added right-of-use assets of $0.41 million, lease liabilities, current portion of $0.12 million and lease liabilities, net of current portion of $0.29 million.

New Lease Accounting Policies

The Company determines if an arrangement is a lease at inception and determines the classification of the lease, as either operating or finance, at commencement.

For short-term leases with expected terms of less than 1 year, the Company does not recognize ROU assets or lease liabilities. The Company does not have any finance leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the rate implicit in the Company’s leases is not readily determinable, the Company uses an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company estimates the incremental borrowing rate to reflect the profile of secured borrowing over the expected term of the leases based on the information available at the later of the initial date of adoption or the lease commencement date.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

NOTE 4. ACQUISITION

Purchase of BLI

On May 25, 2022, Glimpse entered into an Agreement and Plan of Merger (the “Merger Agreement”), with BLI and each of the equity holders of BLI named therein (collectively, the “Members”). BLI is an immersive technology company that provides VR and AR based training scenarios and simulations for commercial and government customers. The acquisition significantly expands the Company’s operating and financial scale, introduces new tier 1 customers specifically in the communication, entertainment and government segments, and bolsters the executive management team.

In August 2022, BLI became a wholly-owned subsidiary of Glimpse.

The aggregate consideration to the Members per the Agreement consisted of: (a) $568,046 cash paid (net of working capital adjustments, as defined, of $505,787) at August 1, 2022 closing (the “Closing”); (b) $1,926,167 of cash paid at the Closing to extinguish BLI’s outstanding debt and pay down other obligations; (c) 714,286 shares of the Company’s common stock fair valued at the Closing; and (d) future purchase price considerations payable to the Members, up to a residual of $24,500,000. The $24,500,000 is based and payable on BLI’s achievement of certain revenue growth milestones at points in time and cumulatively during the three years post-Closing date, the payment of which shall be made up to $12,000,000 in cash and the remainder in common shares of the Company, priced at the dates of the future potential share issuance subject to a common stock price floor of $7.00 per share.

The fair value allocation for the purchase price consideration paid at Closing was recorded as follows:

Purchase price consideration:
Cash paid to members at Closing	$2,494,213
Company common stock fair value at Closing	2,846,144
Fair value of contingent consideration to be achieved	6,139,000
Total purchase price	$11,479,357

Fair value allocation of purchase price:
Cash and cash equivalents	$15,560
Accounts receivable	253,041
Deferred costs/contract assets	552,625
Other assets	90,000
Equipment, net	55,580
Accounts payable and accrued expenses	(848,079)
Deferred revenue/contract liabilities	(2,037,070)
Intangible assets - customer relationships	3,310,000
Intangible assets - technology	880,000
Goodwill	9,207,700
Total fair value allocation of purchase price	$11,479,357

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

The Company’s fair value estimate of the contingent consideration for the BLI acquisition was determined using a Monte Carlo simulation and other methods which account for the probabilities of various outcomes. The Company’s fair value estimate related to the identified intangible asset of customer relationships was determined using the Multi-Period Excess Earnings Method. This valuation method requires management to project revenues, customer attrition and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. The Company’s fair value estimate related to the identified intangible asset of technology was determined using the Relief from Royalty Method. This valuation method requires management to estimate the royalty rate based on market data for royalty arrangements involving similar technology, the obsolesce rate, and the weighted average cost of capital to be used as a discount rate.

The goodwill recognized in connection with the acquisition is primarily attributable to new markets access and will be deductible for tax purposes.

In accordance with GAAP, the fair value of the contingent consideration was remeasured as of September 30, 2022, based on market conditions as of that date. The remeasurement resulted in a fair value amount as of September 30, 2022 of $6.31 million, an increase of approximately $0.17 million since Closing. The increase in fair value of the contingent consideration is driven by an increase in the Company’s common stock price between the measurement dates. This increase is recorded in operating expenses on the consolidated statement of operations.

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and BLI, as if the companies were combined for the three months ended September 30, 2022. The unaudited pro forma financial information includes the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at July 1, 2022.

The approximate unaudited pro forma financial information if BLI was included since July 1, 2022 would be:

For the Three Months Ended September 30,2022

Revenue	$3,954,000
Net Loss	$(5,534,000)

The pro forma net loss was adjusted to exclude approximately $0.27 million of acquisition-related costs incurred in 2022. The 2022 pro forma net loss includes a loss of approximately $0.17 million for contingent consideration fair value adjustments.

Costs related to the acquisition, which include legal, accounting and valuation fees, in the amount of approximately $0.27 million have been charged directly to operations and are included in general and administrative expenses on the consolidated statement of operations for the three months ended September 30, 2022.

The Company recognized approximately $1.51 million in revenue and $0.25 million (inclusive of contingent consideration fair value adjustment expense of $0.2 million) of net loss related to BLI since the acquisition Closing date of August 1, 2022 through September 30, 2022 in the consolidated statement of operations.

The BLI acquisition above was considered a business combination in accordance with GAAP.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

NOTE 5. INTANGIBLE ASSETS

Intangible assets, their respective amortization period, and accumulated amortization as of September 30, 2022 are as follows:

	As of September 30, 2022
	Value ($)						Amortization Period (Years)
	AUGGD	XR Terra	S5D	PulpoAR	BLI	Total
Intangible Assets
Customer Relationships	$250,000	$-	$2,820,000		$3,310,000	$6,380,000	5 (S5D & BLI) / 3 (AUGGD)
Technology	250,000	300,000	-	925,000	880,000	$2,355,000	3
Less: Accumulated Amortization	(187,488)	(99,996)	(376,000)	(102,776)	(159,222)	$(925,482)
Intangible Assets, net	$312,512	$200,004	$2,444,000	$822,224	$4,030,778	$7,809,518

Intangible asset amortization expense for the three months ended September 30, 2022 was approximately $0.44 million.

Estimated intangible asset amortization expense for the remaining lives are as follows:

Remaining Fiscal Year Ended June 30, 2023	$1,571,000
Fiscal Year Ended June 30, 2024	$2,094,000
Fiscal Year Ended June 30, 2025	$1,848,000
Fiscal Year Ended June 30, 2026	$1,250,000
Fiscal Year Ended June 30, 2027	$991,000
Fiscal Year Ended June 30, 2028	$55,000

NOTE 6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

The Company’s money market funds and investments (short term, investment grade corporate bonds) are categorized as Level 1 within the fair value hierarchy. As of September 30 and June 30, 2022, the Company’s cash and cash equivalents and investments were as follows:

	As of September 30, 2022
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents	Investments
Cash	$1,076,007	$-		$1,076,007
Level 1:
Money market funds	9,568,744	-	9,568,744	9,568,744
Total cash and cash equivalents	$10,644,751	$-	$9,568,744	$10,644,751

Level 1:
Investments	$249,497	$(6,894)	$242,603		$242,603

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

	As of June 30, 2022
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents	Investments
Cash	$1,233,608	$-		$1,233,608
Level 1:
Money market funds	15,016,058	-	15,016,058	15,016,058
Total cash and cash equivalents	$16,249,666	$-	$15,016,058	$16,249,666

Level 1:
Investments	$245,187	$(5,873)	$239,314		$239,314

Contingent Consideration

As of September 30 and June 30, 2022, the Company’s contingent consideration liabilities related to the acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at the time of acquisitions and at September 30 and June 30, 2022 using unobservable inputs and have included using the Monte Carlo simulation model. This model incorporates revenue volatility, internal rate of return, and risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

A summary of the quantitative significant inputs used to value S5D’s contingent consideration as of September 30, 2022 was: revenue volatility of 61.5%, weighted average cost of capital discount rate of 16.4% and risk-free rate of 4.2%. The market price of the Company’s common stock as of September 30, 2022 was also used.

A summary of the quantitative significant inputs used to value BLI’s contingent consideration as of September 30, 2022 was: revenue volatility of 70.2%, weighted average cost of capital discount rate of 14.3% and risk-free rate of 4.2%. The market price of the Company’s common stock as of September 30, 2022 was also used.

As of September 30, 2022, the Company’s contingent consideration liability related to XR Terra, LLC (“XRT”) is categorized as Level 3 within the fair value hierarchy as it is based on contractual amounts pursuant to the acquisition agreement, of which certain inputs are unobservable.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

As of September 30, 2022, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of September 30, 2022
	Contingent Consideration at Purchase Date	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - S5D	$2,060,300	$(136,300)	$1,924,000	$1,924,000
Contingent consideration, current - BLI	1,841,100	117,900	1,959,000	1,959,000
Contingent consideration, current - XRT	-	197,498	197,498	197,498
Total contingent consideration, current portion	$3,901,400	$179,098	$4,080,498	$4,080,498

Level 3:
Contingent consideration, non-current - S5D	$7,108,900	$(55,000)	$7,053,900	$7,053,900
Contingent consideration, non-current - BLI	4,297,900	48,500	4,346,400	4,346,400
Total contingent consideration, net of current portion	$11,406,800	$(6,500)	$11,400,300	$11,400,300

The change in fair value of contingent consideration for the three months ended September 30, 2022 was approximately $2.60 million of expense, included as change in fair value of acquisition contingent consideration in the consolidated statement of operations.

A summary of the quantitative significant inputs used to value S5D’s contingent consideration as of June 30, 2022 was: revenue volatility of 60.1%, weighted average cost of capital discount rate of 15.1% and risk-free rate of 3.0%. The market price of the Company’s common stock as of June 30, 2022 was also used.

As of June 30, 2022, the Company’s contingent consideration liability related to MotionZone, LLC (“AUGGD”) is categorized as Level 3 within the fair value hierarchy as it is based on contractual amounts pursuant to the acquisition agreement, of which certain inputs are unobservable.

As of June 30, 2022, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of June 30, 2022
	Contingent Consideration at Purchase Date	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - S5D	$2,060,300	$(662,700)	$1,397,600	$1,397,600
Contingent consideration, current - AUGGD	-	568,571	568,571	568,571
Total contingent consideration, current	$2,060,300	$(94,129)	$1,966,171	$1,966,171

Level 3:
Contingent consideration, non-current - S5D	$7,108,900	$(1,768,100)	$5,340,800	$5,340,800

There was no change in fair value of contingent consideration for the three months ended September 30, 2021.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

NOTE 7. DEFERRED COSTS/CONTRACT ASSETS and DEFERRED REVENUE/CONTRACT LIABILITIES

At September 30 and June 30, 2022, deferred costs/contract assets totaling $268,552 and $39,484, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($161,557 and $35,469, respectively), and costs in excess of billings under contracts not completed and recognized over time ($106,995 and $4,015, respectively). At September 30 and June 30, 2022, deferred revenue/contract liabilities, totaling $1,224,748 and $841,389, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($1,088,589 and $533,214, respectively), and costs in excess of billings under contracts not completed and recognized over time ($136,159 and $308,175 respectively).

The following table shows the reconciliation of the costs in excess of billings and billings in excess of costs for contracts recognized over time:

As of September 30, 2022

Cost incurred on uncompleted contracts	$328,070
Estimated earnings	480,887
Earned revenue	808,957
Less: billings to date	838,121
Billings in excess of costs, net	$(29,164)

Balance Sheet Classification
Contract assets includes, costs and estimated earnings in excess of billings on uncompleted contracts	$106,995
Contract liabilities includes, billings in excess of costs and estimated earnings on uncompleted contracts	(136,159)
Billings in excess of costs, net	$(29,164)

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

In conjunction with the IPO, outstanding convertible promissory notes totaling approximately $1.43 million were satisfied in full through the issuance of 324,150 shares of common stock. A loss of approximately $0.28 million was recorded on this conversion at the time of the IPO.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

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

Common stock issued to Investors

During the three months ended September 30, 2021, in connection with the conversion of convertible promissory notes and in conjunction with the IPO, the Company issued approximately 324,000 shares of common.

Common stock issued for Acquisitions

During the three months ended September 30, 2022, the Company issued approximately 714,000 shares of common stock, valued at $2.85 million, as consideration for the acquisition of BLI (see Note 4). During the three months ended September 30, 2021, the Company issued approximately 77,000 shares of common stock, valued at $0.75 million, as consideration for the acquisition of AUGGD.

Common stock issued for satisfaction of contingent consideration

During the three months ended September 30, 2022 the Company issued approximately 107,000 shares of common stock, with a fair value of approximately $0.32 million, to satisfy a contingent acquisition obligation of approximately $0.57 million less the repayment of a secured promissory note of $0.25 million (see Note 10), related to the acquisition of AUGGD (see Note 11). During the three months ended September 30, 2021, Company issued 375,000 shares of common stock to satisfy legacy acquisition obligations of $0.75 million.

Common stock issued to Vendors

During the three months ended September 30, 2021, the Company issued approximately 6,000 shares of common stock, to various vendors for services performed and recorded share-based compensation of approximately $0.07 million.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

Common stock issued for Exercise of Stock Options

During the three months ended September 30, 2022 and 2021, the Company issued approximately 25,000 and 17,000 shares of common stock in cash and cashless transactions, respectively, upon exercise of the respective option grants and realized cash proceeds of approximately $0.04 million and $0.05 million, respectively.

Employee Stock-Based Compensation

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 10.6 million common shares reserved for issuance. As of September 30, 2022, there were approximately 5.0 million shares available for issuance under the Plan.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan, are noted in the following table:

	For the Three Months Ended September 30,
	2022	2021
Weighted average expected terms (in years)	6.5	5.4
Weighted average expected volatility	101.4%	146.1%
Weighted average risk-free interest rate	2.9%	0.9%
Expected dividend yield	0.0%	0.0%

The grant date fair value, for options granted during the three months ended September 30, 2022 and 2021 was approximately $1.25 million and $0.61 million, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

The following is a summary of the Company’s stock option activity for the three months ended September 30, 2022 and 2021:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2022	4,484,616	$4.68	7.0	$2,404,249
Options Granted	321,787	7.00	9.9	-
Options Exercised	(66,853)	4.13	7.1	93,945
Options Forfeited / Cancelled	(72,099)	8.86	9.0	13,273
Outstanding at September 30, 2022	4,667,451	$4.77	6.9	$6,429,851
Exercisable at September 30, 2022	3,509,358	$3.59	6.0	$6,382,458

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2021	4,740,910	$3.40	8.5	$7,893,467
Options Granted	94,666	7.11	9.9	423,923
Options Exercised	(392,394)	2.14	7.2	(3,720,795)
Options Forfeited / Cancelled	(82,838)	4.61	9.5	(563,393)
Outstanding at September 30, 2021	4,360,344	$3.58	8.6	$16,283,017
Exercisable at September 30, 2021	4,143,324	$3.47	8.5	$15,852,955

The Company’s stock option-based expense for the three months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Stock option-based expense :
Research and development expenses	$387,440	$347,597
General and administrative expenses	54,274	66,643
Sales and marketing expenses	186,660	127,992
Cost of goods sold	694	22,764
Board option expense	146,784	88,619
Total	$775,852	$653,615

At September 30, 2022 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $6.82 million, and is expected to be recognized over a weighted average period of 2.29 years.

The intrinsic value of stock options at September 30, 2022 and 2021 was computed using a fair market value of the common stock of $5.29/share and $7.29/share, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

NOTE 9. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	September 30,
Numerator:	2022	2021
Net loss	$(5,382,727)	$(1,656,761)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	13,317,188	9,967,821
Basic and diluted net loss per share	$(0.40)	$(0.17)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	At September 30, 2022	At September 30, 2021
Stock Options	4,667,451	4,360,344
Warrants	837,500	87,500
Convertible Notes	-	-
Total	5,504,951	4,447,844

NOTE 10. RELATED PARTY TRANSACTIONS

Augmented Reality Investments Pty Ltd (“ARI”)

In March 2022, the Company lent to ARI, the entity from which the assets of AUGGD (see Note 11) were bought, $0.25 million pursuant to a secured promissory note due March 31, 2024. The two owners of ARI are currently an employee and a non-employee advisor to the Company.

The note bore interest at the rate of 1% per annum and was secured by the borrower’s common shares of the Company. Any sales of said shares shall be used to prepay the note, unless otherwise agreed to by the Company.

The note and any accrued interest were extinguished in July, 2022. See Note 11.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the three months ended September 30, 2022 and 2021, of approximately $0.13 million and $0.09 million, respectively, all of which were included in cash flows from operating activities within the consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 1.9 years and weighted average discount rate of 7.9%.

The total rent expense for all operating leases for the three months ended September 30, 2022 and 2021, was approximately $0.13 million and $0.09 million, respectively, with short-term leases making up an immaterial portion of such expenses.

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from 1 to 4 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company determined that none of its current leases are reasonably certain to renew.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities at September 30, 2022 are as follows:

Years Ended June 30,
2023 (nine months)	$364,000
2024	447,000
2025	319,000
2026	96,000
Total future minimum lease commitments, including short-term leases	1,226,000
Less: future minimum lease payments of short -term leases	(10,000)
Less: imputed interest	(149,000)
Present value of future minimum lease payments, excluding short term leases	$1,067,000

Current portion of operating lease liabilities	$442,000
Non-current portion of operating lease liabilities	625,000
Total operating lease liability	$1,067,000

Contingent Consideration for Acquisitions

Contingent consideration for acquisitions, consists of the following as of September and June 30, 2022 respectively:

	As of	As of
	September 30, 2022	June 30, 2022
S5D, current portion	$1,924,000	$1,397,600
BLI, current portion (see Note 4)	1,959,000	-
XRT	197,498	-
AUGGD	-	568,571
Subtotal current portion	4,080,498	1,966,171
S5D, net of current portion	7,053,900	5,340,800
BLI, net of current portion (see Note 4)	4,346,400	-
Total contingent consideration for acquisitions	$15,480,798	$7,306,971

XRT

In October 2021, the Company, through its wholly owned subsidiary company, XRT, completed an acquisition of certain assets, as defined, from XR Terra, Inc.

In September 2022, XRT achieved a revenue performance milestone as defined in the asset acquisition agreement, and is due approximately $0.2 million (at fair value) of Company common stock. This additional consideration is included as change in fair value of contingent consideration in the consolidated statement of operations for the three months ended September 30, 2022 and included in contingent consideration for acquisitions, current portion in the consolidated balance sheet as of September 30, 2022. As of September 30, 2022, it is not anticipated that XRT will meet any future consideration thresholds as defined in the asset acquisition agreement.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

AUGGD

In August 2021, the Company, through its wholly owned subsidiary company, AUGGD, completed an acquisition of certain assets, as defined, from ARI.

In June 2022, AUGGD achieved its initial revenue threshold as defined in the asset acquisition agreement, and was issued shares of Company stock in July 2022 reflecting the payment of additional asset acquisition consideration. The share issuance was done inclusive of netting the outstanding balance of a $0.25 million note receivable due the Company by ARI (see Note 10). This additional consideration of approximately $0.57 million was included contingent consideration for acquisitions, current portion in the consolidated balance sheet at June 30, 2022. As of September 30, 2022, it is not anticipated that AUGGD will meet any future consideration thresholds as defined in the asset acquisition agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, and related disclosures, as of and for the year ended June 30, 2022, which are included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” or “the Company,” refer to The Glimpse Group, Inc., a Nevada corporation and its subsidiaries.

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

We were incorporated as The Glimpse Group, Inc. in the State of Nevada, on June 15, 2016 and are headquartered in New York, New York. We currently own and operate numerous subsidiary companies (“Subsidiary Companies”, “Subsidiaries”) as represented in the below organizational chart:

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

XRTERRA
XR Training
Intensive XR bootcamps

S5D
Enterprise Visualization
Corporate immersive experiences

auggd
Architecture, Engineering & Construction
Augmented Reality software and services

brightline
Corporate & Government Immersive Simulations
Scalable VR, AR, 5G Experiences

Significant Transactions

In May 2022, the Company entered into an Agreement and Plan of Merger (the “Agreement”) to purchase all of the membership interests of Brightline Interactive, LLC (“BLI”), an immersive technology company that provides VR and AR based training scenarios and simulations for commercial and government customers. The transaction’s total potential purchase price was $32.5 million, with an initial payment of $8.0 million upon closing, consisting of $3.0 million in cash and approximately 0.71 million shares of the Company’s common stock valued at $5.0 million at the time the Agreement was entered (and issued at closing based on a common stock floor price of $7.00/share). Future potential purchase price considerations, up to $24.5 million, are based on BLI’s achievement of revenue growth milestones in the three years post-closing, the payment of which shall be made up to $12 million in cash and the remainder in common shares of the Company, priced at the date of the future potential share issuance subject to a common stock price floor of $7.00/share. In August 2022, the BLI transaction closed and BLI became a wholly-owned subsidiary of the Company. $3 million in cash was paid (net of adjustments, as defined) and approximately 0.71 million shares of Company stock were issued to the sellers.

Financial Highlights for the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021:

Summary P&L

	For the Three Months Ended
	September 30,		Change
	2022	2021	$	%
		(in millions)
Revenue	$3.95	$1.02	$2.93	287%
Cost of Goods Sold	1.21	0.15	1.06	707%
Gross Profit	2.74	0.87	1.87	215%
Total Operating Expenses	8.17	2.27	5.90	260%
Loss from Operations before Other Income (Expense)	(5.43)	(1.40)	(4.03)	288%
Other Income (Expense), net	0.05	(0.26)	0.31	-119%
Net Loss	$(5.38)	$(1.66)	$(3.72)	224%

Results of Operations include the results of BLI since its purchase on August 1, 2022

Revenues

	For the Three Months Ended
	September 30,		Change
	2022	2021	$	%
	(in millions)
Software Services	$3.86	$0.80	$3.06	383%
Software License/Software as a Service	0.09	0.22	(0.13)	-59%
Total Revenue	$3.95	$1.02	$2.93	287%

Total revenue for the three months ended September 30, 2022 was approximately $3.95 million compared to approximately $1.02 million for the three months ended September 30, 2021, an increase of 287%. The increase reflects the addition of several subsidiary companies after September 30, 2021, organic growth and new customers.

We break out our revenues into two main categories – Software Services and Software License.

●	Software Services revenues are primarily comprised of VR/AR projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed VR/AR software as licenses or as software-as-a-service (“SaaS”).

For the three months ended September 30, 2022, Software Services revenue was approximately $3.86 million compared to approximately $0.80 million for the three months ended September 30, 2021, an increase of approximately 383%. The increase reflects the addition of several subsidiary companies after September 30, 2021, organic growth and new customers.

For the three months ended September 30, 2022, Software License revenue was approximately $0.09 million compared to approximately $0.22 million for the three months ended September 30, 2021, reflecting a long term license agreement in the 2021 period. As the VR and AR industries continue to mature, we expect our Software License revenue to continue to grow on an absolute basis and as an overall percentage of total revenue.

For the three months ended September 30, 2022, non-project revenue (i.e., VR/AR Software and Services revenue only), was approximately $1.28 million compared to approximately $0.86 million for the three months ended September 30, 2021, an increase of approximately 49%, reflecting organic growth and the addition of new customers. For the three months ended September 30, 2022, non-project revenue accounted for approximately 32% of total revenues compared to approximately 84% for the three months ended September 30, 2021. The decrease reflects the additions of BLI and Sector 5 Digital (“S5D”), which currently primarily generate project revenue, representing an increased portion of total revenue.

Customer Concentration

Two customers accounted for approximately 55% (29% and 26%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2022. One of the same customers and a different customer accounted for approximately 70% (56% and 14%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2021.

We operate in an early stage industry, and customers are exploring various options for AR and VR solutions and acting as early adopters. As such, there can be a high degree of variance on our source of revenues while customers are on-boarded and our software products and solutions are integrated, measured and digested. A customer that may account for a higher percentage of revenue in one period may not account for any revenue in subsequent periods. In some cases, those customers could re-engage after they have evaluated our solutions and may or may not be a source of future revenue. Recently, a significant percentage of our revenues have come from two strategic customers. A reduction of revenue from these strategic customers – which we do not currently anticipate – would have a detrimental impact on the Company’s revenues. The addition of BLI and S5D has reduced the reliance on a single customer. In general, a customer that makes up a significant portion of revenues in one period, often does not make up a significant portion in other periods. Given this dynamic we expect this variability in Customer Concentration to continue until such point in time when our revenue has reached larger scale, and with a larger portion of our revenues coming from Software Licenses/SaaS.

Gross Profit

	For the Three Months Ended
	September 30,		Change
	2022	2021	$	%
	(in millions)
Revenue	$3.95	$1.02	$2.93	287%
Cost of Goods Sold	1.21	0.15	1.06	707%
Gross Profit	$2.74	$0.87	$1.87	215%
Gross Profit Margin	69%	85%

Gross profit was approximately 69% for the three months ended September 30, 2022 compared to approximately 85% for the three months ended September 30, 2021. The decrease was driven by the addition of BLI and S5D lower margin project revenue.

For the three months ended September 30, 2022 and 2021, internal staffing was approximately $0.75 million (62% of total cost of revenue) and approximately $0.14 million (93% of total cost of revenue), respectively. The decrease in internal staffing as a percentage of total cost of revenue was due to the addition of BLI and S5D, which have a higher utilization of external sources.

Operating Expenses

	For the Three Months Ended
	September 30,		Change
	2022	2021	$	%
	(in millions)
Research and development expenses	$2.00	$0.99	$1.01	102%
General and administrative expenses	1.82	0.78	1.04	133%
Sales and marketing expenses	1.74	0.50	1.24	248%
Change in fair value of acquisition contingent consideration	2.61	-	2.61	NA
Total Operating Expenses	$8.17	$2.27	$5.90	260%

Operating expenses for the three months ended September 30, 2022 were approximately $8.17 million compared to $2.27 million for the three months ended September 30, 2021, an increase of approximately 260%. The increase was driven by employee headcount additions to support growth, the addition of several new subsidiaries (which includes headcount, amortization of intangibles and professional fees related to the acquisitions) and the change in fair value of acquisition contingent consideration.

Research and Development

Research and development expenses for the three months ended September 30, 2022 were approximately $2.0 million compared to $0.99 million for the three months ended September 30, 2021, an increase of approximately 102%. This reflects headcount additions to support growth and the addition of several new subsidiaries. Going forward, we expect research and development costs to continue to increase as we continue to develop and commercialize our software products.

For the three months ended September 30, 2022, non-cash stock option expenses relating to research and development included approximately $0.39 million of employee compensation expenses, comprising approximately 20% of total research and development expenses. For the three months ended September 30, 2021, non-cash stock option expenses relating to research and development included approximately $0.35 million of employee compensation expenses, comprising approximately 35% of total research and development expenses. Over time, we expect non-cash stock options and common stock research and development expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

General and Administrative

General and administrative expenses for the three months ended September 30, 2022 were approximately $1.82 million compared to $0.78 million for the three months ended September 30, 2021, an increase of approximately 133%. The increase primarily reflects and the addition of several new subsidiaries (which includes headcount, amortization of intangibles, professional fees related to the acquisitions and facility costs) and additional independent board members.

For the three months ended September 30, 2022, non-cash stock option expenses relating to general and administrative expenses included approximately $0.20 million of employee and board of directors expenses, comprising approximately 11% of total general and administrative expenses. For the three months ended September 30, 2021, non-cash stock option expenses relating to general and administrative expenses included approximately $0.16 million of employee, board of directors and vendor expenses, comprising approximately 21% of total general and administrative expenses. Over time, we expect non-cash stock options general and administrative expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2022 were approximately $1.74 million compared to $0.50 million for the three months ended September 30, 2021, an increase of approximately 248%. The increase reflects expansions to headcount and outside marketing firms to drive revenue growth and the addition of several new subsidiaries. As our subsidiary companies continue to establish initial market traction and grow their revenue base, we expect to increase our business development and sales expenses.

For the three months ended September 30, 2022, non-cash stock option expenses relating to sales and marketing expenses included approximately $0.19 million of employee, vendor and fee compensation expenses, comprising approximately 11% of total sales and marketing expenses. For the three months ended September 30, 2021, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.14 million of employee, vendor and fee compensation expenses, comprising approximately 28% of total sales and marketing expenses. Over time, we expect non-cash stock options and common stock sales and marketing expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration expense for the three months ended September 30, 2022 was approximately $2.61 million. This represents an increase in the fair value of contingent consideration liability for the period related primarily to the S5D acquisition. The change is primarily driven by the increase in the common stock price of Glimpse during this period.

Other Income (Expense), net

	For the Three Months Ended
	September 30,		Change
	2022	2021	$	%
	(in millions)
Interest income	$0.05	$0.02	$0.03	150%
Loss on conversion of convertible notes	-	(0.28)	0.28	-100%
Total Other Income (Expense), net	$0.05	$(0.26)	$0.31	119%

Other income and expense, net for the three months ended September 30, 2022 was income of $0.05 million compared to an expense of $0.26 million for the three months ended September 30, 2021. The change is driven by a loss incurred on conversion of convertible debt to common stock that occurred at the IPO in the 2021 period.

Net Loss

We sustained a net loss of $5.38 million for the three months ended September 30, 2022 as compared to a net loss of $1.66 million for the comparable 2021 period, a loss increase of $3.72 million or 224%. $2.61 million of this loss increase is driven by the non-cash change in fair value of acquisition contingent consideration. The balance primarily represents operating expense growth outpacing revenue and related gross profit. This reflects current expense outlays in all areas of the Company to propel future growth, including the acquisition of several new subsidiaries and related costs.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,
	2022	2021
	(in millions)
Net loss	$(5.38)	$(1.66)
Depreciation and amortization	0.48	0.03
EBITDA (loss)	(4.90)	(1.63)
Stock based compensation expenses	0.97	0.72
Stock based financing related expenses	-	0.28
Acquisition expenses	0.27	-
Non cash change in fair value of acquisition contingent consideration	2.61	-
Adjusted EBITDA (loss)	$(1.05)	$(0.63)

Adjusted EBITDA loss of $1.05 million for the three months ended September 30, 2022 compared to a $0.63 million loss for the three months ended September 30, 2021. The increase was driven by an increase in net loss reflecting current expense outlays in all areas of the Company to propel future growth, including the acquisition of several new subsidiaries. This is offset primarily by non-cash expenses, both stock based and fair value driven.

Liquidity and Capital Resources

	For the Three Months Ended
	September 30,		Change
	2022	2021	$	%
	(in millions)
Net cash used in operating activities	$(3.08)	$(1.05)	$(2.03)	-193%
Net cash used in investing activities	(2.56)	(0.02)	(2.54)	12700%
Net cash provided by financing activities	0.04	11.87	(11.83)	-100%
Net increase (decrease) in cash, cash equivalents and restricted cash	(5.60)	10.80	(16.40)	152%
Cash, cash equivalents and restricted cash, beginning of period	18.25	1.77	16.48	931%
Cash, cash equivalents and restricted cash, end of period	$12.65	$12.57	$0.08	1%

Operating Activities

Net cash used in operating activities was $3.08 million for the three months ended September 30, 2022, compared to $1.05 million during the prior period, an increase of approximately $2.03 million. This is primarily driven by an increase in net loss and a decrease in accounts payable and deferred revenue primarily related to the BLI acquisition, offset by increased non-cash expenses (primarily acquisition contingent consideration fair value adjustment, stock based expenses and intangible asset amortization).

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2022 was approximately $2.56 million compared to a negligible amount in the prior period. This primarily represents the cash portion of the BLI acquisition.

Financing Activities

Cash flow provided from financing activities during the three months ended September 30, 2022 was negligible, compared to $11.87 million for the prior 2021 period. 2021 primarily reflects the net proceeds from our IPO.

Capital Resources

As of September 30, 2022, the Company had cash, cash equivalents and restricted cash balances of $12.65 million, plus $0.24 million of liquid corporate bond investments. The September 30, 2022 balances include $2.0 million cash escrow for potential future contingent consideration of the S5D acquisition, payable upon achievement of S5D and the Company’s performance targets (refundable to Glimpse if targets not achieved).

As of September 30, 2022, the Company had no outstanding debt obligations.

As of September 30, 2022, the Company had no issued and outstanding preferred stock.

The Company believes that it is sufficiently funded to meet its operational plan and future obligations beyond the 12-month period from the date of this filing.

Recently Adopted Accounting Pronouncements

Please see Note 3 of the attached September 30, 2022 consolidated financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

During the period ended September 30, 2022, there was no change in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2022 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

During the three months ended September 30, 2022, the Company issued 107,143 of Common Stock related to a contingent acquisition obligation.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November, 2022.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer, President
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer
(Principal Financial Officer)

