Form 10-Q
period 2022-12-31
Glimpse Group, Inc.
filed 2023-02-14
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-40556

THE GLIMPSE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-2958271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 West 38th St., 12th Fl New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 292-2685

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VRAR	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

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

As of February 13, 2023, the registrant had 14,010,793 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

2

THE GLIMPSE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

3

THE GLIMPSE GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

THE GLIMPSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2022 (Unaudited)	As of June 30, 2022 (Audited)
ASSETS
Cash and cash equivalents	$7,204,722	$16,249,666
Investments	236,576	239,314
Accounts receivable	1,876,070	1,332,922
Deferred costs/contract assets	109,739	39,484
Prepaid expenses and other current assets	681,283	479,483
Total current assets	10,108,390	18,340,869

Equipment, net	350,688	245,970
Note receivable	-	250,000
Right-of-use assets	965,717	-
Intangible assets, net	7,594,239	4,063,485
Goodwill	22,556,959	13,464,760
Other assets	101,766	32,000
Restricted cash	2,000,000	2,000,000
Total assets	$43,677,759	$38,397,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$435,756	$340,139
Accrued liabilities	207,043	188,417
Accrued bonuses	294,713	169,262
Deferred revenue/contract liabilities	754,779	841,389
Asset purchase payable	44,000	734,037
Lease liabilities, current portion	441,687	-
Contingent consideration for acquisitions, current portion	1,593,700	1,966,171
Total current liabilities	3,771,678	4,239,415

Long term liabilities
Contingent consideration for acquisitions, net of current portion	8,461,100	5,340,800
Lease liabilities, net of current portion	517,647	-
Total liabilities	12,750,425	9,580,215
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 13,966,007 and 12,747,624 issued and outstanding	13,968	12,749
Additional paid-in capital	63,069,423	56,885,815
Accumulated deficit	(32,156,057)	(28,081,695)
Total stockholders’ equity	30,927,334	28,816,869
Total liabilities and stockholders’ equity	$43,677,759	$38,397,084

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue
Software services	$2,886,458	$1,613,195	$6,748,972	$2,417,913
Software license/software as a service	64,089	76,807	152,599	294,622
Total Revenue	2,950,547	1,690,002	6,901,571	2,712,535
Cost of goods sold	875,281	212,254	2,089,878	357,641
Gross Profit	2,075,266	1,477,748	4,811,693	2,354,894
Operating expenses:
Research and development expenses	2,532,646	1,190,490	4,535,025	2,179,874
General and administrative expenses	1,260,675	1,130,446	2,636,000	1,889,343
Sales and marketing expenses	1,934,589	665,677	3,678,828	1,170,364
Amortization of acquisition intangible assets	541,714	66,663	985,681	87,495
Change in fair value of acquisition contingent consideration	(5,425,998)	-	(2,822,600)	-
Total operating expenses	843,626	3,053,276	9,012,934	5,327,076
Income (loss) from operations before other income (expense)	1,231,640	(1,575,528)	(4,201,241)	(2,972,182)

Other income (expense)
Interest income	76,725	134	126,879	19,757
Loss on conversion of convertible notes	-	-	-	(279,730)
Total other income (expense), net	76,725	134	126,879	(259,973)
Net Income (Loss)	$1,308,365	$(1,575,394)	$(4,074,362)	$(3,232,155)

Basic net income (loss) per share	$0.09	$(0.14)	$(0.30)	$(0.30)
Diluted net income (loss) per share	$0.07	$(0.14)	$(0.30)	$(0.30)

Weighted-average shares used to compute basic net income (loss) per share	13,779,958	11,637,318	13,548,573	10,802,570
Weighted-average shares used to compute diluted net income (loss) per share	19,264,307	11,637,318	13,548,573	10,802,570

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of October 1, 2022	13,593,734	$13,594	$60,864,978	$(33,464,422)	$27,414,150
Common stock issued for satisfaction of prior year acquisition liability	214,288	214	733,822	-	734,036
Common stock issued for purchase of intangible asset - technology	71,430	72	326,364	-	326,436
Common stock issued for exercise of options	2,000	3	4,998	-	5,001
Common stock issued for contingent acquisition obligation	35,714	36	197,463	-	197,499
Stock based compensation expense	48,841	49	795,015	-	795,064
Stock option-based board of directors expense	-	-	146,783	-	146,783
Net income	-	-	-	1,308,365	1,308,365
Balance as of December 31, 2022	13,966,007	$13,968	$63,069,423	$(32,156,057)	$30,927,334

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2022	12,747,624	$12,749	$56,885,815	$(28,081,695)	$28,816,869
Common stock issued for acquisition	714,286	714	2,845,430	-	2,846,144
Common stock issued for satisfaction of prior year acquisition liability	214,288	214	733,822	-	734,036
Common stock issued for purchase of intangible asset - technology	71,430	72	326,364	-	326,436
Common stock issued for exercise of options	26,681	27	44,889	-	44,916
Common stock issued for contingent acquisition obligation	142,857	143	515,927	-	516,070
Stock based compensation expense	48,841	49	1,423,609	-	1,423,658
Stock option-based board of directors expense	-		293,567	-	293,567
Net loss	-	-	-	(4,074,362)	(4,074,362)
Balance as of December 31, 2022	13,966,007	$13,968	$63,069,423	$(32,156,057)	$30,927,334

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of October 1, 2021	10,291,638	$10,292	$36,595,898	$(23,772,169)	$12,834,021
Common stock issued in Securities Purchase Agreement, net	1,500,000	1,500	13,576,900	-	13,578,400
Common stock issued for acquisition	311,078	311	4,299,689	-	4,300,000
Common stock issued for legacy acquisition obligation	20,000	20	39,980	-	40,000
Common stock issued to vendors for compensation	7,328	7	82,493	-	82,500
Common stock issued for exercise of options	339,531	339	567,580	-	567,919
Stock based compensation expense	10,841	11	513,728	-	513,739
Stock option-based board of directors expense	-	-	88,467	-	88,467
Net loss	-	-	-	(1,575,394)	(1,575,394)
Balance as of December 31, 2021	12,480,416	$12,480	$55,764,735	$(25,347,563)	$30,429,652

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2021	7,579,285	$7,580	$20,936,050	$(22,115,408)	$(1,171,778)
Common stock issued in Initial Public Offering, net	1,912,500	1,913	11,819,451	-	11,821,364
Common stock issued in Securities Purchase Agreement, net	1,500,000	1,500	13,576,900	-	13,578,400
Common stock issued for convertible note conversion	324,150	324	1,605,852	-	1,606,176
Common stock issued for acquisition	388,342	388	5,049,612	-	5,050,000
Common stock issued for legacy acquisition obligation	395,000	395	789,605	-	790,000
Common stock issued to vendors for compensation	13,373	13	147,882	-	147,895
Common stock issued for exercise of options	356,925	356	613,263	-	613,619
Stock based compensation expense	10,841	11	1,050,252	-	1,050,263
Stock option-based board of directors expense	-	-	175,868	-	175,868
Net loss	-	-	-	(3,232,155)	(3,232,155)
Balance as of December 31, 2021	12,480,416	$12,480	$55,764,735	$(25,347,563)	$30,429,652

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,074,362)	$(3,232,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,056,131	102,851
Common stock and stock option based compensation for employees and board of directors	1,717,462	1,289,381
Acquisition contingent consideration fair value adjustment	(2,822,600)	-
Common stock issuance for additional asset acquisition consideration	197,498
Issuance of common stock to vendors as compensation	-	147,895
Amortization of right-to-use-assets	190,052
Loss on conversion of convertible notes	-	279,730

Changes in operating assets and liabilities:
Accounts receivable	(373,055)	(661,491)
Pre-offering costs	-	470,136
Deferred costs/contract assets	482,133	3,181
Prepaid expenses and other current assets	(130,336)	(359,921)
Other assets	30,100	(64,000)
Accounts payable	(439,737)	(238,736)
Accrued liabilities	(132,876)	(63,090)
Accrued bonuses	125,451	(33,852)
Deferred revenue/contract liabilities	(2,123,680)	311
Lease liabilities	(196,435)	-
Net cash used in operating activities	(6,494,254)	(2,359,760)
Cash flow from investing activities:
Purchases of equipment	(119,588)	(50,080)
Acquisitions, net of cash acquired	(2,478,756)	(300,000)
Sale (purchase) of investments	2,738	(247,430)
Net cash used in investing activities	(2,595,606)	(597,510)
Cash flows from financing activities:
Proceeds from initial public offering, net	-	11,821,364
Proceeds from securities purchase agreement, net	-	13,578,400
Proceeds from exercise of stock options	44,916	613,620
Net cash provided by financing activities	44,916	26,013,384

Net change in cash, cash equivalents and restricted cash	(9,044,944)	23,056,114
Cash, cash equivalents and restricted cash, beginning of period	18,249,666	1,771,929
Cash, cash equivalents and restricted cash, end of period	$9,204,722	$24,828,043
Non-cash Investing and Financing activities:
Common stock issued for acquisitions	$2,846,144	$1,050,000
Common stock issued for satisfaction of prior year acquisition lability	$734,036	$-
Common stock issued for purchase of intangible asset - technology	$326,436	$-
Issuance of common stock for satisfaction of contingent liability, net of note extinguishment	$318,571	$-
Extinguishment of note receivable for satisfaction of contingent liability	$250,000	$-
Contingent acquisition consideration liability	$6,139,000	$-
Lease liabilities arising from right-of-use assets	$1,155,769	$-
Common stock issued and escrowed for acquisition	$-	$4,000,000
Issuance of common stock for satisfaction of legacy acquisition liability	$-	$790,000
Conversion of convertible promissory notes into common stock	$-	$1,606,176
Issuance of warrants in connection with initial public offering	$-	$522,360
Issuance of warrants in connection with securities purchase agreement	$-	$8,797,546

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

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

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

The Company incurred losses of $4.07 million and $3.23 million during the six months ended December 31, 2022 and 2021, respectively. These losses were incurred as the Company funded operational expenses, primarily research and development, general and administrative, and sales and marketing costs.

The Company expects to be cash flow neutral in the upcoming calendar year 2023. Management believes that the Company’s existing balances of cash and cash equivalents and accounts receivable as of the issuance date of these financial statements, which are approximately $6.0 million (excluding an additional $2 million held in escrow for potential future Sector 5 Digital, LLC (“S5D”) acquisition performance payment obligations) and $1.50 million, respectively, will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, should the Company’s current cash and cash equivalents not be sufficient to support the development of its business to the point at which it has positive cash flows from operations, the Company plans to meet its future needs for additional capital through equity and/or debt financings. Equity financings may include sales of common stock, including the utilization of a $100 million S3 registration statement filed with the United State Securities and Exchange Commission (“SEC”) on October 28, 2022. Such financing may not be available on terms favorable to the Company, or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2022, the results of operations for the three and six months ended December 31, 2022 and 2021, and cash flows for the six months ended December 31, 2022 and 2021. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2022 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2023 or for any subsequent periods. The consolidated balance sheet at June 30, 2022 has been derived from the audited consolidated financial statements at that date.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

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

Restricted cash represents escrowed cash related to the Sector 5 Digital, LLC acquisition.

The components of cash, cash equivalents and restricted cash on the consolidated statements of cash flows as of December 31, 2022 and 2021 are as follows:

	As of December 31, 2022	As of December 31, 2021
Cash and cash equivalents	$7,204,722	$24,828,043
Restricted cash	2,000,000	-
Total	$9,204,722	$24,828,043

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are provided for based upon a variety of factors, including historical amounts written-off, an evaluation of current economic conditions, and assessment of customer collectability. As of December 31, 2022 and June 30, 2022 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

Customer Concentration and Credit Risk

Two customers accounted for approximately 55% (29% and 26%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2022. One of the same customers and a different customer accounted for approximately 75% (45% and 30%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2021. Two customers accounted for approximately 56% (29% and 27%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2022. One of the same customers and a different customer accounted for approximately 67% (49% and 18%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2021.

Two customers accounted for approximately 45% (24% and 21%, respectively) of the Company’s accounts receivable at December 31, 2022. One of these customers and a different customer accounted for approximately 59% (37% and 22%, respectively) of the Company’s accounts receivable at June 30, 2022.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

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

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s consolidated balance sheets as of December 31, and June 30, 2022. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s other financial instruments consist primarily of accounts receivable, note receivable, accounts payable, accrued liabilities and other liabilities, and approximate fair value due to the short-term nature of these instruments.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

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

Disaggregation of Revenue

The Company generated revenue for the six months ended December 31, 2022 and 2021 by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR and AR software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

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

Timing of Revenue

The timing of revenue recognition for the three and six months ended December 31, 2022 and 2021 was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Products and services transferred at a point in time	$2,193,055	$1,634,998	$5,190,003	$2,590,749
Products and services transferred/recognized over time	757,492	55,004	1,711,568	121,786
Total Revenue	$2,950,547	$1,690,002	$6,901,571	$2,712,535

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

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

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of December 31, 2022, the Company had approximately $2.83 million in unfulfilled performance obligations.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

NOTE 4. ACQUISITION AND TECHNOLGY PURCHASE

Acquisition (“BLI”)

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

The fair value allocation for the purchase price consideration paid at Closing (including subsequent post-closing adjustment) was recorded as follows:

Purchase price consideration:
Cash paid to members at Closing	$2,494,213
Post-closing working capital adjustment	(185,501)
Company common stock fair value at Closing	2,846,144
Fair value of contingent consideration to be achieved	6,139,000
Total purchase price	$11,293,856

Fair value allocation of purchase price:
Cash and cash equivalents	$15,560
Accounts receivable	253,041
Deferred costs/contract assets	552,625
Other assets	90,000
Equipment, net	55,580
Accounts payable and accrued expenses	(848,079)
Deferred revenue/contract liabilities	(2,037,070)
Intangible assets - customer relationships	3,310,000
Intangible assets - technology	880,000
Goodwill	9,022,199
Total fair value allocation of purchase price	$11,293,856

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

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

In accordance with GAAP, the fair value of the contingent consideration was remeasured at December 31, 2022, based on market conditions as of that date. The remeasurement resulted in a fair value amount at December 31, 2022 of $4.56 million, a decrease of approximately $1.58 million since Closing. The decrease in fair value of the contingent consideration is driven by revisions to BLI’s revenue projections and a decrease in the Company’s common stock price between the measurement dates. This decrease is recorded as a gain in operating expenses on the consolidated statement of operations (see Note 6).

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and BLI, as if the companies were combined for the six months ended December 31, 2022. The unaudited pro forma financial information includes the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at July 1, 2022.

The approximate unaudited pro forma financial information if BLI was included since July 1, 2022 would be:

For the Six Months Ended
December 31, 2022

Revenue	$6,904,000
Net Loss	$(4,225,000)

The pro forma net loss was adjusted to exclude approximately $0.27 million of acquisition-related costs incurred in 2022. The 2022 pro forma net loss includes a gain of approximately $1.58 million for contingent consideration fair value adjustments.

Costs related to the acquisition, which include legal, accounting and valuation fees, in the amount of approximately $0.27 million have been charged directly to operations and are included in general and administrative expenses on the consolidated statement of operations for the six months ended December 31, 2022.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

The Company recognized approximately $2.55 million in revenue and $0.50 million (inclusive of contingent consideration fair value adjustment gain of $1.58 million) of net income related to BLI since the acquisition Closing date of August 1, 2022 through December 31, 2022 in the consolidated statement of operations.

The BLI acquisition above was considered a business combination in accordance with GAAP.

Technology Purchase

In November 2022, the Company entered into an assignment agreement with inciteVR (“IVR”), whereby the Company purchased the entire right, title and interest to certain VR/AR technology, as defined.

The Company issued 71,430 shares of the Company’s common stock valued at approximately $325,000 in full payment of the assignment, with no further consideration obligations thereto. The $325,000 was recorded as intangible assets - technology on the Company’s consolidated balance sheet as of December 31, 2022.

Certain IVR owners became employees of Glimpse after the assignment.

NOTE 5. INTANGIBLE ASSETS

Intangible assets, their respective amortization period, and accumulated amortization at December 31, 2022 are as follows:

	As of December 31, 2022
	Value ($)							Amortization Period (Years)
	AUGGD	XR Terra	S5D	PulpoAR	BLI	inciteVR	Total
Intangible Assets
Customer Relationships	$250,000	$-	$2,820,000	$-	$3,310,000	$-	$6,380,000	3 -5
Technology	250,000	300,000	-	925,000	880,000	326,435	2,681,435	3
Less: Accumulated Amortization	(229,152)	(124,995)	(517,000)	(179,858)	(398,055)	(18,136)	(1,467,196)
Intangible Assets, net	$270,848	$175,005	$2,303,000	$745,142	$3,791,945	$308,299	$7,594,239

Intangible asset amortization expense for the three and six months ended December 31, 2022 was approximately $0.54 and $ 0.99 million, respectively.

Intangible asset amortization expense for the three and six months ended December 31, 2021 was approximately $0.07 and $ 0.09 million, respectively.

Estimated intangible asset amortization expense for the remaining lives are as follows:

Remaining Fiscal Year Ended June 30, 2023	$1,102,000
Fiscal Year Ended June 30, 2024	$2,203,000
Fiscal Year Ended June 30, 2025	$1,957,000
Fiscal Year Ended June 30, 2026	$1,287,000
Fiscal Year Ended June 30, 2027	$991,000
Fiscal Year Ended June 30, 2028	$55,000

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

NOTE 6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

The Company’s money market funds and investments (short term, investment grade corporate bonds) are categorized as Level 1 within the fair value hierarchy. As of December 31 and June 30, 2022, the Company’s cash and cash equivalents and investments were as follows:

	As of December 31, 2022
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents	Investments
Cash	$611,626	$-		$611,626
Level 1:
Money market funds	6,593,096	-	6,593,096	6,593,096
Total cash and cash equivalents	$7,204,722	$-	$6,593,096	$7,204,722

Level 1:
Investments	$241,595	$(5,019)	$236,576		$236,576

	As of June 30, 2022
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents	Investments
Cash	$1,233,608	$-		$1,233,608
Level 1:
Money market funds	15,016,058	-	15,016,058	15,016,058
Total cash and cash equivalents	$16,249,666	$-	$15,016,058	$16,249,666

Level 1:
Investments	$245,187	$(5,873)	$239,314		$239,314

Contingent Consideration

As of December 31 and June 30, 2022, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at the time of acquisitions and at December 31 and June 30, 2022 using unobservable inputs and have included using the Monte Carlo simulation model. This model incorporates revenue volatility, internal rate of return, and risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

As of December 31, 2022, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of December 31, 2022
	Contingent Consideration at Purchase Date	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - S5D	$2,060,300	$(1,437,000)	$623,300	$623,300
Contingent consideration, current - BLI	1,841,100	(870,700)	970,400	970,400
Total contingent consideration, current portion	$3,901,400	$(2,307,700)	$1,593,700	$1,593,700

Level 3:
Contingent consideration, non-current - S5D	$7,108,900	$(2,238,400)	$4,870,500	$4,870,500
Contingent consideration, non-current - BLI	4,297,900	(707,300)	3,590,600	3,590,600
Total contingent consideration, net of current portion	$11,406,800	$(2,945,700)	$8,461,100	$8,461,100

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

A summary of the quantitative significant inputs used to value S5D’s contingent consideration as of December 31, 2022 was: revenue volatility of 61.4%, weighted average cost of capital discount rate of 15.8% and risk-free rate of 4.4%. The market price of the Company’s common stock as of December 31, 2022 and revenue projections were also used.

A summary of the quantitative significant inputs used to value BLI’s contingent consideration as of December 31, 2022 was: revenue volatility of 70.8%, weighted average cost of capital discount rate of 15.5% and risk-free rate of 4.3%. The market price of the Company’s common stock as of December 31, 2022 and revenue projections were also used.

The change in fair value of contingent consideration for the three and six months ended December 31, 2022 was a gain of approximately $5.43 and $2.82 million, respectively, included as change in fair value of acquisition contingent consideration in the consolidated statements of operations. This was driven by a decrease in the Company’s common stock price between the measurement dates and revisions to revenue projections.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

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

The was no change in fair value of contingent consideration for the three and six months ended December 31, 2021.

NOTE 7. DEFERRED COSTS/CONTRACT ASSETS and DEFERRED REVENUE/CONTRACT LIABILITIES

At December 31 and June 30, 2022, deferred costs/contract assets totaling $109,739 and $39,484, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($109,739 and $35,469, respectively), and costs in excess of billings under contracts not completed and recognized over time ($0 and $4,015, respectively). At December 31 and June 30, 2022, deferred revenue/contract liabilities, totaling $754,779 and $841,389, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($452,864 and $533,214, respectively), and costs in excess of billings under contracts not completed and recognized over time ($301,915 and $308,175 respectively).

The following table shows the reconciliation of the costs in excess of billings and billings in excess of costs for contracts recognized over time:

As of December 31, 2022

Cost incurred on uncompleted contracts	$129,043
Estimated earnings	277,942
Earned revenue	406,985
Less: billings to date	708,900
Billings in excess of costs, net	$(301,915)

Balance Sheet Classification
Contract assets includes, costs and estimated earnings in excess of billings on uncompleted contracts	$-
Contract liabilities includes, billings in excess of costs and estimated earnings on uncompleted contracts	(301,915)
Billings in excess of costs, net	$(301,915)

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

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

Common Stock Issued

Common stock issued for Acquisitions and Technology Purchase

During the six months ended December 31, 2022, the Company issued approximately: 714,000 shares of common stock, valued at $2.85 million, as consideration for the acquisition of BLI (see Note 4); 214,000 shares of common stock, valued at $0.73 million as consideration for the acquisition of PulpoAR; and 71,000 shares of common stock, valued at $0.33 million, per the assignment agreement with inciteVR.

During the six months ended December 31, 2021 the Company issued approximately 111,000 shares of common stock, valued at $1.05 million, as consideration for the acquisition of AUGGD and XR Terra. In addition, the Company issued approximately 277,000 shares of common stock, valued at $4.0 million, as consideration for the acquisition of S5D.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

Common stock issued for contingent acquisition obligations

During the six months ended December 31, 2022 the Company issued approximately 107,000 shares of common stock, with a fair value of approximately $0.32 million, to satisfy a contingent acquisition obligation of approximately $0.57 million less the repayment of a secured promissory note of $0.25 million (see Note 10), related to the acquisition of AUGGD (see Note 11). In addition, the Company issued approximately 36,000 shares of common stock, valued at $0.20 million, for the achievement of a revenue performance milestone by XR Terra.

During the six months ended December 31, 2021 the Company issued 395,000 shares of common stock to satisfy pre-IPO legacy acquisition obligations of $0.79 million.

Common stock issued for Exercise of Stock Options

During the six months ended December 31, 2022 and 2021, the Company issued approximately 27,000 and 357,000 shares of common stock in cash and cashless transactions, respectively, upon exercise of the respective option grants and realized cash proceeds of approximately $0.04 million and $0.61 million, respectively.

Common stock issued to Vendors

During the six months ended December 31, 2021, the Company issued approximately 13,000 shares of common stock, to various vendors for services performed and recorded share-based compensation of approximately $0.15 million.

Employee Stock-Based Compensation

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 10.6 million common shares reserved for issuance. As of December 31, 2022, there were approximately 5.0 million shares available for issuance under the Plan.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan, are noted in the following table:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
Weighted average expected terms (in years)	6.0	5.6	6.0	5.5
Weighted average expected volatility	100.7%	229.3%	101.2%	171.4%
Weighted average risk-free interest rate	3.8%	1.2%	3.1%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The grant date fair value, for options granted during the six months ended December 31, 2022 and 2021 was approximately $1.57 million and $1.29 million, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

The following is a summary of the Company’s stock option activity for the six months ended December 31, 2022 and 2021:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2022	4,484,616	$4.68	7.0	$2,404,249
Options Granted	414,077	7.00	9.7	-
Options Exercised	(77,853)	3.87	6.5	94,715
Options Forfeited / Cancelled	(194,594)	7.95	8.8	20,074
Outstanding at December 31, 2022	4,626,246	$4.75	6.6	$912,271
Exercisable at December 31, 2022	3,507,922	$3.64	5.8	$912,271

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2021	4,740,910	$3.40	8.5	$7,893,467
Options Granted	158,907	8.59	9.8	714,854
Options Exercised	(751,925)	2.62	7.8	(7,775,919)
Options Forfeited / Cancelled	(173,190)	4.42	8.9	(1,479,671)
Outstanding at December 31, 2021	3,974,702	$3.71	8.6	$24,522,730
Exercisable at December 31, 2021	3,784,856	$3.52	8.5	$23,983,666

The intrinsic value of stock options at December 31, 2022 and 2021 was computed using a fair market value of the common stock of $3.03/share and $9.86/share, respectively.

The Company’s stock option-based expense for the three and six months ended December 31, 2022 and 2021 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Stock option-based expense :
Research and development expenses	$383,617	$257,911	$771,057	$605,508
General and administrative expenses	34,774	57,929	89,048	124,572
Sales and marketing expenses	133,621	112,847	320,281	240,839
Cost of goods sold	61	21,394	755	44,158
Board option expense	146,783	89,686	293,567	178,305
Total	$698,856	$539,767	$1,474,708	$1,193,382

At December 31, 2022 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $7.44 million, and is expected to be recognized over a weighted average period of 2.18 years.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

NOTE 9. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Numerator:			2022	2021
Net income (loss)	$1,308,365	$(1,575,394)	$(4,074,362)	$(3,232,155)
Denominator:
Weighted-average common shares outstanding for basic net income (loss) per share	13,779,958	11,637,318	13,548,573	10,802,570

Weighted-average common shares outstanding for diluted net income (loss) per share	19,264,307	11,637,318	13,548,573	10,802,570

Basic net income (loss) per share	$0.09	$(0.14)	$(0.30)	$(0.30)
Diluted net income (loss) per share	$0.07	$(0.14)	$(0.30)	$(0.30)

Potentially dilutive securities that were not included in the calculation of basic net income (loss) per share attributable to common stockholders for the three months ended December 31, 2021 and for the six months ended December 31, 2022 and 2021, because their effect would be anti-dilutive are as follows (in common equivalent shares):

	At December 31, 2022	At December 31, 2021
Stock Options	4,626,246	3,974,702
Warrants	837,500	837,500
Total	5,463,746	4,812,202

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2022 AND 2021

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the six months ended December 31, 2022, of approximately $0.28 million, which was included in cash flows from operating activities within the consolidated statements of cash flows. As of December 31, 2022, the Company’s operating leases have a weighted average remaining lease term of 1.8 years and weighted average discount rate of 7.9%.

The Company made cash payments for all operating leases for the six months ended December 31, 2021, of approximately $0.18 million, which was included in cash flows from operating activities within the consolidated statements of cash flows.

The total rent expense for all operating leases for the three and six months ended December 31, 2022, was approximately $0.14 million and $0.27 million, respectively, with short-term leases making up an immaterial portion of such expenses.

The total rent expense for all operating leases for the three and six months ended December 31, 2021, was approximately $0.09 million and $0.18 million, respectively, with short-term leases making up an immaterial portion of such expenses.

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from 1 to 4 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company determined that none of its current leases are reasonably certain to renew.

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities at December 31, 2022 are as follows:

Years Ended June 30,
2023 (six months)	$223,000
2024	447,000
2025	319,000
2026	96,000
Total future minimum lease commitments, including short-term leases	1,085,000
Less: future minimum lease payments of short -term leases	(1,000)
Less: imputed interest	(124,000)
Present value of future minimum lease payments, excluding short term leases	$960,000

Current portion of operating lease liabilities	$442,000
Non-current portion of operating lease liabilities	518,000
Total operating lease liability	$960,000

Contingent Consideration for Acquisitions

Contingent consideration for acquisitions, consists of the following as of December 31 and June 30, 2022 respectively:

	As of December 31,	As of June 30,
	2022	2022
S5D, current portion	$623,300	$1,397,600
BLI, current portion (see Note 4)	970,400	-
AUGGD	-	568,571
Subtotal current portion	1,593,700	1,966,171
S5D, net of current portion	4,870,500	5,340,800
BLI, net of current portion (see Note 4)	3,590,600	-
Total contingent consideration for acquisitions	$10,054,800	$7,306,971

AUGGD

In August 2021, the Company, through its wholly owned subsidiary company, AUGGD, completed an acquisition of certain assets, as defined, from ARI.

In June 2022, AUGGD achieved its initial revenue threshold as defined in the asset acquisition agreement, and was issued shares of Company stock in July 2022 reflecting the payment of additional asset acquisition consideration. The share issuance was done inclusive of netting the outstanding balance of a $0.25 million note receivable due the Company by ARI (see Note 10). This additional consideration of approximately $0.57 million was included in contingent consideration for acquisitions, current portion, in the consolidated balance sheet at June 30, 2022. As of December 31, 2022, it is not anticipated that AUGGD will meet any future consideration thresholds as defined in the asset acquisition agreement.

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

NOTE 12. SUBSEQUENT EVENT

On February 8, 2023, the Company’s Board of Directors and Compensation Committee authorized the Company to issue an aggregate of 2.2 million stock options, at a strike price of $7.00 per share, to three executive founders of the Company, the vesting of which shall occur over four years from issuance and is primarily based upon the achievement of significant annual revenue and stock price growth targets.  These stock options have not been issued as of the date of this report, and will be detailed in an 8K upon issuance.

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

We were incorporated as The Glimpse Group, Inc. in the State of Nevada, on June 15, 2016 and are headquartered in New York, New York. We currently own and operate numerous subsidiary companies (“Subsidiary Companies”, “Subsidiaries”) operating under the following business names as represented in the organizational chart below:

THE GLIMPSE GROUP

QReal
Brands, Agencies & Retail
Creating world-class 3D and AR experiences

FORETELL REALITY
Therapy, Universities & Training
Enhancing human interaction through Virtual Reality

SpearXR
Corporate & Universities
Using AR to enhance products & narratives

brightline
Corporate & Government Simulations
Immersive Platforms, Deep Tech, and 5G

XRTERRA
XR Training
Training & upskilling immersive technology builders

S5D
Enterprise Visualization
Immersive storytelling for the enterprise sector

IMMERSIVE HEALTH GROUP
Healthcare & Nurses Training
Accelerating adoption of VR in healthcare

Significant Transactions

None since last filed 10Q.

Financial Highlights for the three and six months ended December 31, 2022 compared to the three and six months ended December 31, 2021

Results of Operations

The following table sets forth our results of operations for the three and six months ended December 31, 2022 and 2021:

Summary P&L

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)				(in millions)
Revenue	$2.95	$1.69	$1.26	75%	$6.90	$2.71	$4.19	155%
Cost of Goods Sold	0.88	0.21	0.67	319%	2.09	0.36	1.73	481%
Gross Profit	2.07	1.48	0.59	40%	4.81	2.35	2.46	105%
Total Operating Expenses	0.84	3.05	(2.21)	-72%	9.01	5.32	3.69	69%
Income (Loss) from Operations before Other Income (Expense)	1.23	(1.57)	2.80	178%	(4.20)	(2.97)	(1.23)	41%
Other Income (Expense), net	0.08	-	0.08	N/A	0.13	(0.26)	0.39	150%
Net Income (Loss)	$1.31	$(1.57)	$2.88	183%	$(4.07)	$(3.23)	$(0.84)	26%

Revenue

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)				(in millions)
Software Services	$2.89	$1.61	$1.28	80%	$6.75	$2.42	$4.33	179%
Software License/Software as a Service	0.06	0.08	(0.02)	-25%	0.15	0.29	(0.14)	-48%
Total Revenue	$2.95	$1.69	$1.26	75%	$6.90	$2.71	$4.19	155%

Total revenue for the three months ended December 31, 2022 was approximately $2.95 million compared to approximately $1.69 million for the three months ended December 31, 2021, an increase of 75%. Total revenue for the six months ended December 31, 2022 was approximately $6.90 million compared to approximately $2.71 million for the six months ended December 31, 2021, an increase of 155%. The increase for both periods reflect the addition of several subsidiary companies after December 31, 2021 and new customers.

We break out our revenues into two main categories – Software Services and Software License.

●	Software Services revenues are primarily comprised of VR/AR projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed VR/AR software as licenses or as software-as-a-service (“SaaS”).

For the three months ended December 31, 2022, Software Services revenue was approximately $2.89 million compared to approximately $1.61 million for the three months ended December 31, 2021, an increase of approximately 80%. For the six months ended December 31, 2022, Software Services revenue was approximately $6.75 million compared to approximately $2.42 million for the six months ended December 31, 2021, an increase of approximately 179%. The increase for both periods reflect the addition of several subsidiary companies after December 31, 2021 and new customers.

For the three months ended December 31, 2022, Software License revenue was approximately $0.06 million compared to approximately $0.08 million for the three months ended December 31, 2021, consistent period over period. For the six months ended December 31, 2022, Software License revenue was approximately $0.15 million compared to approximately $0.29 million for the six months ended December 31, 2021, reflecting a long term license agreement in the 2021 period. As the VR and AR industries continue to mature, we expect our Software License revenue to continue to grow on an absolute basis and as an overall percentage of total revenue.

For the three months ended December 31, 2022, non-project revenue (i.e., VR/AR Software and Services revenue only), was approximately $0.93 million compared to approximately $0.85 million for the three months ended December 31, 2021, an increase of approximately 9%, reflecting organic growth and the addition of new customers. For the three months ended December 31, 2022, non-project revenue accounted for approximately 32% of total revenues compared to approximately 50% for the three months ended December 31, 2021. For the six months ended December 31, 2022, non-project revenue (i.e., VR/AR Software and Services revenue only), was approximately $2.21 million compared to approximately $1.70 million for the six months ended December 31, 2021, an increase of approximately 30%, reflecting organic growth and the addition of new customers. For the six months ended December 31, 2022, non-project revenue accounted for approximately 32% of total revenues compared to approximately 63% for the six months ended December 31, 2021. The decrease in both periods reflects the additions of Brightline Interactive (“BLI”) and Sector 5 Digital (“S5D”), which primarily generate project revenue, representing an increased portion of total revenue.

Customer Concentration

Two customers accounted for approximately 55% (29% and 26%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2022. One of the same customers and a different customer accounted for approximately 75% (45% and 30%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2021. Two customers accounted for approximately 56% (29% and 27%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2022. One of the same customers and a different customer accounted for approximately 67% (49% and 18%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2021.

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

Gross Profit

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)				(in millions)
Revenue	$2.95	$1.69	$1.26	75%	$6.90	$2.71	$4.19	155%
Cost of Goods Sold	0.88	0.21	0.67	319%	$2.09	0.36	1.73	481%
Gross Profit	2.07	1.48	0.59	40%	4.81	2.35	2.46	105%
Gross Profit Margin	70%	88%			70%	87%

Gross profit was approximately 70% for the three months ended December 31, 2022 compared to approximately 88% for the three months ended December 31, 2021. Gross profit was approximately 70% for the six months ended December 31, 2022 compared to approximately 87% for the six months ended December 31, 2021. The decrease for both periods was driven by the addition of BLI and S5D lower margin project revenue.

For the three months ended December 31, 2022 and 2021, internal staffing was approximately $0.50 million (57% of total cost of goods sold) and approximately $0.18 million (86% of total cost of goods sold), respectively. For the six months ended December 31, 2022 and 2021, internal staffing was approximately $1.25 million (60% of total cost of goods sold) and approximately $0.32 million (89% of total cost of goods sold), respectively. The decrease for both periods in internal staffing as a percentage of total cost of goods sold was due to the addition of BLI and S5D, which have a higher utilization of external sources.

Operating Expenses

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)				(in millions)
Research and development expenses	$2.53	$1.19	$1.34	113%	$4.53	$2.18	$2.35	108%
General and administrative expenses	1.26	1.13	0.13	12%	2.63	1.89	0.74	39%
Sales and marketing expenses	1.93	0.66	1.27	192%	3.68	1.17	2.51	215%
Amortization of acquisition intangible assets	0.54	0.07	0.47	671%	0.99	0.08	0.91	1138%
Change in fair value of acquisition contingent consideration	(5.42)	-	(5.42)	N/A	(2.82)	-	(2.82)	N/A
Total Operating Expenses	$0.84	$3.05	$(2.21)	-72%	$9.01	$5.32	$3.69	69%

Operating expenses for the three months ended December 31, 2022 were approximately $0.84 million compared to $3.05 million for the three months ended December 31, 2021, a decrease of approximately 72%. The decrease is driven by a gain in the change in fair value of contingent consideration for the S5D and BLI acquisitions; offset by expenses related to the addition of several new subsidiaries (which includes headcount, amortization of intangibles and professional fees related to the acquisitions) and employee headcount additions to support growth.

Operating expenses for the six months ended December 31, 2022 were approximately $9.01 million compared to $5.32 million for the six months ended December 31, 2021, an increase of approximately 69%. The increase is driven by expenses related to the addition of several new subsidiaries (which includes headcount, amortization of intangibles and professional fees related to the acquisitions) and employee headcount additions to support growth; offset by a gain in the change in fair value of contingent consideration for the S5D and BLI acquisitions.

Research and Development

Research and development expenses for the three months ended December 31, 2022 were approximately $2.53 million compared to $1.19 million for the three months ended December 31, 2021, an increase of approximately 113%. Research and development expenses for the six months ended December 31, 2022 were approximately $4.53 million compared to $2.18 million for the six months ended December 31, 2021, an increase of approximately 108%. For both periods, this reflects the addition of several new subsidiaries and headcount additions to support growth. Going forward, we expect research and development costs to continue to increase as we continue to develop and commercialize our software products.

For the three months ended December 31, 2022, non-cash stock option expenses relating to research and development included approximately $0.38 million of employee compensation expenses, comprising approximately 15% of total research and development expenses. For the three months ended December 31, 2021, non-cash stock option expenses relating to research and development included approximately $0.26 million of employee compensation expenses, comprising approximately 22% of total research and development expenses. For the six months ended December 31, 2022, non-cash stock option expenses relating to research and development included approximately $0.77 million of employee compensation expenses, comprising approximately 17% of total research and development expenses. For the six months ended December 31, 2021, non-cash stock option expenses relating to research and development included approximately $0.61 million of employee compensation expenses, comprising approximately 28% of total research and development expenses. Over time, we expect non-cash stock options research and development expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

General and Administrative

General and administrative expenses for the three months ended December 31, 2022 were approximately $1.26 million compared to $1.13 million for the three months ended December 31, 2021, an increase of approximately 12%. General and administrative expenses for the six months ended December 31, 2022 were approximately $2.63 million compared to $1.89 million for the six months ended December 31, 2021, an increase of approximately 39%. The increase for both periods primarily reflects expenses related to the addition of several new subsidiaries (which includes headcount, professional fees related to the acquisitions and facility costs) and additional independent board members.

For the three months ended December 31, 2022, non-cash stock option expenses relating to general and administrative expenses included approximately $0.18 million of employee and board of directors expenses, comprising approximately 14% of total general and administrative expenses. For the three months ended December 31, 2021, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.24 million of employee, board of directors and vendor expenses, comprising approximately 21% of total general and administrative expenses. For the six months ended December 31, 2022, non-cash stock option expenses relating to general and administrative expenses included approximately $0.38 million of employee and board of directors expenses, comprising approximately 14% of total general and administrative expenses. For the six months ended December 31, 2021, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.46 million of employee, board of directors and vendor expenses, comprising approximately 24% of total general and administrative expenses. Over time, we expect non-cash stock options and common stock general and administrative expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

Sales and Marketing

Sales and marketing expenses for the three months ended December 31, 2022 were approximately $1.93 million compared to $0.66 million for the three months ended December 31, 2021, an increase of approximately 192%. Sales and marketing expenses for the six months ended December 31, 2022 were approximately $3.68 million compared to $1.17 million for the six months ended December 31, 2021, an increase of approximately 215%. The increase for both periods reflect expenses related to the addition of several new subsidiaries and expansions to headcount and outside marketing firms to drive revenue growth. As our subsidiary companies continue to establish initial market traction and grow their revenue base, we expect to increase our business development and sales expenses.

For the three months ended December 31, 2022, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.14 million of employee compensation expenses, comprising approximately 7% of total sales and marketing expenses. For the three months ended December 31, 2021, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.20 million of employee, vendor and fee compensation expenses, comprising approximately 30% of total sales and marketing expenses. For the six months ended December 31, 2022, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.52 million of employee compensation expenses, comprising approximately 14% of total sales and marketing expenses. For the six months ended December 31, 2021, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.33 million of employee, vendor and fee compensation expenses, comprising approximately 28% of total sales and marketing expenses. Over time, we expect non-cash stock options and common stock sales and marketing expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the three months ended December 31, 2022 was approximately $0.54 million compared to $0.07 million for the three months ended December 31, 2021. Amortization of acquisition intangible assets expense for the six months ended December 31, 2022 were approximately $0.99 million compared to $0.08 million for the six months ended December 31, 2021. For both periods, this primarily reflects the addition of several new subsidiaries.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration expense for the three and six months ended December 31, 2022 was a gain of approximately $5.42 and $2.82 million, respectively. For both periods, this represents a decrease in the fair value of the contingent consideration liability related to the S5D and BLI acquisitions. The change in both periods is driven by a decrease in the common stock price of Glimpse between measurement dates and revisions to revenue projections.

Other Income (Expense), net

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)				(in millions)
Interest income	$0.08	$-	$0.08	N/A	$0.13	$0.02	$0.11	550%
Loss on conversion of convertible notes	-	-	-	N/A	-	(0.28)	0.28	N/A
Other Income (Expense), net	$0.08	$-	$0.08	N/A	$0.13	$(0.26)	$0.39	-150%

Other income for the three months ended December 31, 2022 was income of $0.08 million compared to zero for the three months ended December 31, 2021. Other income and expense, net for the six months ended December 31, 2022 was income of $0.13 million compared to an expense of $0.26 million for the six months ended December 31, 2021. The change is driven by a loss incurred on conversion of convertible debt to common stock that occurred at the IPO in the 2021 period. Income for all periods reflects interest income on cash and cash equivalent balances.

Net Income (Loss)

Net income for the three months ended December 31, 2022 was $1.31 million, as compared to a net loss of $1.57 million for the comparable 2021 period, an absolute change of $2.88 million. This change is driven by the non-cash gain on the change in fair value of acquisition contingent consideration, partially offset by the increase in operating expenses from the acquisition of several subsidiaries. We sustained a net loss of $4.07 million for the six months ended December 31, 2022 as compared to a net loss of $3.23 million for the comparable 2021 period, a loss increase of $0.84 million. This change is driven by the increase in operating expenses from the acquisition of several subsidiaries, partially offset by the non-cash gain on change in fair value of acquisition contingent consideration.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended December 31, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net income (loss)	$1.31	$(1.57)	$(4.07)	$(3.23)
Depreciation and amortization	0.58	0.08	1.06	0.10
EBITDA (loss)	1.89	(1.49)	(3.01)	(3.13)
Stock based compensation expenses	0.74	0.59	1.72	1.31
Stock based acquisition expense	0.20	-	0.20	-
Stock based financing related expenses	-	-	-	0.28
Acquisition related expenses	0.01	0.09	0.28	0.10
Change in fair value of acquisition contingent consideration	(5.42)	-	(2.82)	-
Adjusted EBITDA (loss)	$(2.58)	$(0.81)	$(3.63)	$(1.44)

Adjusted EBITDA loss of $2.58 million for the three months ended December 31, 2022 increased by $1.77 million compared to a $0.81 million loss for the three months ended December 31, 2021. Adjusted EBITDA loss of $3.63 million for the six months ended December 31, 2022 increased by $2.19 million compared to a $1.44 million loss for the six months ended December 31, 2021. The increases in EBITDA loss were driven by an increase in operating expense outlays in all areas of the Company to propel future growth, including the acquisition of several new subsidiaries. This is offset primarily by non-cash expenses, both stock based and fair value driven.

Liquidity and Capital Resources

	For the Six Months Ended
	December 31,		Change
	2022	2021	$	%
	(in millions)
Net cash used in operating activities	$(6.49)	$(2.36)	$(4.13)	-175%
Net cash used in investing activities	(2.60)	(0.59)	(2.01)	-341%
Net cash provided by financing activities	0.04	26.01	(25.97)	-100%
Net increase (decrease) in cash and cash equivalents	(9.05)	23.06	(32.11)	-139%
Cash, cash equivalents and restricted cash, beginning of period	18.25	1.77	16.48	931%
Cash, cash equivalents and restricted cash, end of period	$9.20	$24.83	$(15.63)	-63%

Operating Activities

Net cash used in operating activities was $6.49 million for the six months ended December 31, 2022, compared to $2.36 million during the prior period, an increase of approximately $4.13 million. This is primarily driven by an increase in net loss and a decrease in accounts payable and deferred revenue primarily related to the BLI acquisition, offset by increased non-cash expenses (primarily acquisition contingent consideration fair value adjustment, stock based expenses and intangible asset amortization).

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2022 was approximately $2.6 million compared to $0.59 million during the prior period, an increase of approximately $2.01 million. This primarily represents the cash portion of the BLI acquisition.

Financing Activities

Cash flow provided from financing activities during the six months ended December 31, 2022 was negligible, compared to $26.01 million for the prior 2021 period. Cash flow for the 2021 period primarily reflects the net proceeds from our IPO and Securities Purchase Agreement.

Capital Resources

As of December 31, 2022, the Company had cash, cash equivalents and restricted cash balances of $9.20 million, plus $0.2 million of liquid corporate bond investments. The December 31, 2022 balances include $2.0 million cash escrow for potential future contingent consideration of the S5D acquisition, payable upon achievement of S5D and the Company’s performance targets (refundable to Glimpse if targets not achieved).

As of December 31, 2022, the Company had no outstanding debt obligations.

As of December 31, 2022, the Company had no issued and outstanding preferred stock.

The Company believes that it is sufficiently funded to meet its operational plan and future obligations beyond the 12-month period from the date of this filing.

Recently Adopted Accounting Pronouncements

Please see Note 3 of the attached December 31, 2022 consolidated financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

During the period ended December 31, 2022, there was no change in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2022 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

During the three months ended December 31, 2022, the Company issued 372,273 shares of Common Stock for:

	Number of Shares	Cash Proceeds	Value of Shares
Satisfaction of prior year acquisition liability	214,288	$-	$734,036
Purchase of intangible asset - technology	71,430	-	326,436
Exercise of options	2,000	5,001	5,001
Contingent acquisition obligation	35,714	-	197,499
Compensation expense	48,841	-	243,273
Total	372,273	$5,001	$1,506,245

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of February, 2023.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer, President
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)

