Form 10-Q
period 2023-03-31
Glimpse Group, Inc.
filed 2023-05-15
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 14,451,584 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

2

THE GLIMPSE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 and 2022

3

THE GLIMPSE GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

THE GLIMPSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2023 (Unaudited)	As of June 30, 2022 (Audited)
ASSETS
Cash and cash equivalents	$6,048,001	$16,249,666
Investments	247,511	239,314
Accounts receivable	1,551,355	1,332,922
Deferred costs/contract assets	72,436	39,484
Prepaid expenses and other current assets	581,518	389,618
Total current assets	8,500,821	18,251,004

Equipment, net	331,591	245,970
Note receivable	-	250,000
Right-of-use assets	936,338	-
Intangible assets, net	6,814,271	4,063,485
Goodwill	22,306,959	13,464,760
Other assets	71,769	121,865
Restricted cash	2,000,000	2,000,000
Total assets	$40,961,749	$38,397,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$349,661	$340,139
Accrued liabilities	343,906	188,417
Accrued bonuses	149,890	169,262
Deferred revenue/contract liabilities	529,898	841,389
Asset purchase payable	-	734,037
Lease liabilities, current portion	399,424	-
Contingent consideration for acquisitions, current portion	4,123,988	1,966,171
Total current liabilities	5,896,767	4,239,415

Long term liabilities
Contingent consideration for acquisitions, net of current portion	6,519,800	5,340,800
Lease liabilities, net of current portion	521,855	-
Total liabilities	12,938,422	9,580,215
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 14,340,132 and 12,747,624 issued and outstanding	14,341	12,749
Additional paid-in capital	65,387,641	56,885,815
Accumulated deficit	(37,378,655)	(28,081,695)
Total stockholders’ equity	28,023,327	28,816,869
Total liabilities and stockholders’ equity	$40,961,749	$38,397,084

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue
Software services	$3,119,948	$1,922,950	$9,868,920	$4,340,863
Software license/software as a service	552,442	129,378	705,041	424,000
Total Revenue	3,672,390	2,052,328	10,573,961	4,764,863
Cost of goods sold	1,223,531	370,499	3,313,409	728,140
Gross Profit	2,448,859	1,681,829	7,260,552	4,036,723
Operating expenses:
Research and development expenses	2,157,307	1,912,329	6,692,332	4,092,203
General and administrative expenses	1,137,231	1,131,241	3,773,231	3,020,584
Sales and marketing expenses	1,456,883	854,098	4,938,213	2,024,462
Amortization of acquisition intangible assets	550,786	160,663	1,536,467	248,158
Intangible asset impairment	479,182	-	479,182	-
Change in fair value of acquisition contingent consideration	1,947,989	-	(677,113)	-
Total operating expenses	7,729,378	4,058,331	16,742,312	9,385,407
Loss from operations before other income (expense)	(5,280,519)	(2,376,502)	(9,481,760)	(5,348,684)

Other income (expense)
Forgiveness of Paycheck Protection Program loan	-	623,828	-	623,828
Interest income	57,921	1,061	184,800	20,818
Loss on conversion of convertible notes	-	-	-	(279,730)
Total other income (expense), net	57,921	624,889	184,800	364,916
Net Loss	$(5,222,598)	$(1,751,613)	$(9,296,960)	$(4,983,768)

Basic and diluted net loss per share	$(0.38)	$(0.14)	$(0.68)	$(0.44)

Weighted-average shares used to compute basic and diluted net loss per share	13,783,241	12,604,315	13,727,595	11,386,679

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2023	13,966,007	$13,968	$63,069,423	$(32,156,057)	$30,927,334
Common stock issued to vendors for compensation	1,800	2	5,236	-	5,238
Common stock issued for exercise of options	15,315	15	21,180	-	21,195
Common stock issued to satisfy contingent acquisition obligations	326,684	326	1,358,678	-	1,359,004
Common stock and stock option based compensation expense	30,326	30	847,372	-	847,402
Stock option-based board of directors expense	-	-	85,752	-	85,752
Net loss	-	-	-	(5,222,598)	(5,222,598)
Balance as of March 31, 2023	14,340,132	$14,341	$65,387,641	$(37,378,655)	$28,023,327

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2022	12,747,624	$12,749	$56,885,815	$(28,081,695)	$28,816,869
Common stock issued for acquisition	714,286	714	2,845,430	-	2,846,144
Common stock issued for satisfaction of prior year acquisition liability	214,288	214	733,822	-	734,036
Common stock issued for purchase of intangible asset - technology	71,430	72	326,364	-	326,436
Common stock issued to vendors for compensation	1,800	2	5,236	-	5,238
Common stock issued for exercise of options	41,996	42	66,069	-	66,111
Common stock issued to satisfy contingent acquisition obligations	469,541	469	1,874,605	-	1,875,074
Common stock and stock option based compensation expense	79,167	79	2,270,981	-	2,271,060
Stock option-based board of directors expense	-	-	379,319	-	379,319
Net loss	-	-	-	(9,296,960)	(9,296,960)
Balance as of March 31, 2023	14,340,132	$14,341	$65,387,641	$(37,378,655)	$28,023,327

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2022	12,480,416	$12,480	$55,764,735	$(25,347,563)	$30,429,652
Common stock issued for acquisition - fair value adjustment at close	-	-	(1,702,697)	-	(1,702,697)
Common stock issued for legacy acquisition obligation	57,978	58	459,942	-	460,000
Common stock issued to vendors for compensation	1,529	2	14,998	-	15,000
Common stock issued for exercise of options	202,850	203	712,221	-	712,424
Common stock and stock option based compensation expense	-	-	654,090	-	654,090
Stock option-based board of directors expense	-	-	156,298	-	156,298
Net loss	-	-	-	(1,751,613)	(1,751,613)
Balance as of March 31, 2022	12,742,773	$12,743	$56,059,587	$(27,099,176)	$28,973,154

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2021	7,579,285	$7,580	$20,936,050	$(22,115,408)	$(1,171,778)
Common stock issued in Initial Public Offering, net	1,912,500	1,913	11,819,451	-	11,821,364
Common stock issued in Securities Purchase Agreement, net	1,500,000	1,500	13,576,900	-	13,578,400
Common stock issued for convertible note conversion	324,150	324	1,605,852	-	1,606,176
Common stock issued for acquisition	388,342	388	3,346,915	-	3,347,303
Common stock issued to satisfy legacy acquisition obligation	452,978	453	1,249,547	-	1,250,000
Common stock issued to vendors for compensation	14,902	15	162,880	-	162,895
Common stock issued for exercise of options	559,775	559	1,325,484	-	1,326,043
Common stock and stock option based compensation expense	10,841	11	1,704,342	-	1,704,353
Stock option-based board of directors expense	-	-	332,166	-	332,166
Net loss	-	-	-	(4,983,768)	(4,983,768)
Balance as of March 31, 2022	12,742,773	$12,743	$56,059,587	$(27,099,176)	$28,973,154

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,296,960)	$(4,983,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,645,846	281,641
Common stock and stock option based compensation for employees and board of directors	2,784,667	2,102,271
Acquisition contingent consideration fair value adjustment	(677,113)	-
Impairment of intangible assets	479,182	-
Issuance of common stock to vendors as compensation	5,238	162,895
Amortization of right-to-use-assets	342,285	-
Loss on conversion of convertible notes	-	279,730
Forgiveness of Paycheck Protection Program loan	-	(623,828)

Changes in operating assets and liabilities:
Accounts receivable	(48,340)	(328,582)
Pre-offering costs	-	470,136
Deferred costs/contract assets	519,673	(5,082)
Prepaid expenses and other current assets	(120,436)	(423,010)
Other assets	149,962	(48,000)
Accounts payable	(525,832)	(80,164)
Accrued liabilities	3,987	(58,014)
Accrued bonuses	(153,660)	(440,357)
Deferred revenue/contract liabilities	(2,348,561)	14,418
Lease liabilities	(357,341)	-
Net cash used in operating activities	(7,597,403)	(3,679,714)
Cash flow from investing activities:
Purchases of equipment	(139,420)	(166,928)
Acquisitions, net of cash acquired	(2,522,756)	(3,815,894)
Asset acquisition	-	(300,000)
Purchase of investments	(8,197)	(242,160)
Net cash used in investing activities	(2,670,373)	(4,524,982)
Cash flows from financing activities:
Proceeds from initial public offering, net	-	11,821,364
Proceeds from securities purchase agreement, net	-	13,578,400
Proceeds from exercise of stock options	66,111	1,326,043
Issuance of note receivable	-	(250,000)
Net cash provided by financing activities	66,111	26,475,807

Net change in cash, cash equivalents and restricted cash	(10,201,665)	18,271,111
Cash, cash equivalents and restricted cash, beginning of period	18,249,666	1,771,929
Cash, cash equivalents and restricted cash, end of period	$8,048,001	$20,043,040
Non-cash Investing and Financing activities:
Common stock issued for acquisitions	$2,845,430	$3,347,303
Common stock issued for satisfaction of prior year acquisition lability	$734,036	$-
Common stock issued for purchase of intangible asset - technology	$326,436	$-
Issuance of common stock for satisfaction of contingent liability, net of note extinguishment	$318,571	$-
Extinguishment of note receivable for satisfaction of contingent liability	$250,000	$-
Contingent acquisition consideration liability recorded at closing	$6,139,000	$9,169,200
Issuance of common stock for satisfaction of contingent liability	$1,359,001	$-
Lease liabilities arising from right-of-use assets	$1,221,513	$-
Issuance of common stock for satisfaction of legacy acquisition liability	$-	$1,250,000
Conversion of convertible promissory notes into common stock	$-	$1,606,176
Issuance of warrants in connection with initial public offering	$-	$522,360
Issuance of warrants in connection with securities purchase agreement	$-	$8,797,546

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

NOTE 1. DESCRIPTION OF BUSINESS

The Glimpse Group, Inc. (“Glimpse” and together with its wholly owned subsidiaries, collectively, the “Company”) is a Virtual (VR) and Augmented (AR) Reality company, comprised of a diversified portfolio of wholly owned VR and AR software and services companies. Glimpse’s subsidiary companies are located in the United States, Turkey, Israel and Australia. The Company was incorporated in the State of Nevada in June 2016.

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

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

The Company incurred losses of approximately $9.30 million and approximately $4.98 million during the nine months ended March 31, 2023 and 2022, respectively. These losses were incurred as the Company funded operational expenses, primarily research and development, general and administrative, and sales and marketing costs.

The Company is striving to reach cash flow neutrality from operations in calendar year 2023. The following steps have been taken since the end of calendar year 2022 in order to achieve this objective: workforce reduction of approximately 10%, cash salary reductions (replaced by Company common stock or stock options) ranging from 20-25% for executives and 10-20% for several higher salaried employees, reduction in leased office space and reduction in outsourced services. Accordingly, management believes that the Company’s existing balances of cash and cash equivalents and accounts receivable as of the issuance date of these financial statements, which are approximately $5.5 million (excluding an additional $2 million held in escrow for potential future Sector 5 Digital, LLC (“S5D”) acquisition performance payment obligations) and $1.50 million, respectively, will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, should the Company’s current cash and cash equivalents not be sufficient to support the development of its business to the point at which it has positive cash flows from operations, the Company plans to meet its future needs for additional capital through equity and/or debt financings. Equity financings may include sales of common stock, including the utilization of an untapped $100 million S3 registration statement filed with the United State Securities and Exchange Commission (“SEC”) on October 28, 2022. Such financing may not be available on terms favorable to the Company, or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2023, the results of operations for the three and nine months ended March 31, 2023 and 2022, and cash flows for the nine months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2023 or for any subsequent periods. The consolidated balance sheet at June 30, 2022 has been derived from the audited consolidated financial statements at that date.

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

Restricted cash represents escrowed cash related to the Sector 5 Digital, LLC (“S5D”) acquisition.

The components of cash, cash equivalents and restricted cash on the consolidated statements of cash flows as of March 31, 2023 and 2022 are as follows:

	As of March 31,	As of March 31,
	2023	2022
Cash and cash equivalents	$6,048,001	$18,043,040
Restricted cash	2,000,000	2,000,000
Total	$8,048,001	$20,043,040

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are provided for based upon a variety of factors, including historical amounts written-off, an evaluation of current economic conditions, and assessment of customer collectability. As of March 31, 2023 and June 30, 2022 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Customer Concentration and Credit Risk

Two customers accounted for approximately 32% (21% and 11%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2023. One of the same customers and two different customers accounted for approximately 61% (32%, 16% and 13%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2022. Two customers accounted for approximately 49% (28% and 21%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2023. One of the same customers and a different customer accounted for approximately 59% (42% and 17%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2022.

Two customers accounted for approximately 26% (14% and 12%, respectively) of the Company’s accounts receivable at March 31, 2023. Two different customers accounted for approximately 59% (37% and 22%, respectively) of the Company’s accounts receivable at June 30, 2022.

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

MARCH 31, 2023 AND 2022

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

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s consolidated balance sheets as of March 31, 2023 and June 30, 2022. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management, with the assistance of a third-party valuation specialist.

The Company’s other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and other liabilities, and approximate fair value due to the short-term nature of these instruments.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

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

For distinct performance obligations recognized at a point in time, any unrecognized portion of revenue and any corresponding unrecognized expenses are presented as deferred revenue/contract liability and deferred costs/contract asset, respectively, in the accompanying consolidated balance sheets. Deferred costs/contract assets include cash and equity based payroll costs, and may include payments to consultants and vendors.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

Disaggregation of Revenue

The Company generated revenue for the nine months ended March 31, 2023 and 2022 by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR and AR software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

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

Timing of Revenue

The timing of revenue recognition for the three and nine months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Products and services transferred at a point in time	$2,957,634	$994,650	$8,195,906	$3,585,399
Products and services transferred/recognized over time	714,756	1,057,678	2,378,055	1,179,464
Total Revenue	$3,672,390	$2,052,328	$10,573,961	$4,764,863

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

MARCH 31, 2023 AND 2022

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

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of March 31, 2023, the Company had approximately $1.62 million in unfulfilled performance obligations.

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

MARCH 31, 2023 AND 2022

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

As of July 1, 2022, the Company recorded right-of-use assets of $0.79 million, lease liabilities, current portion of $0.34 million and lease liabilities, net of current portion of $0.45 million. With the purchase of Brightline Interactive, LLC (“BLI”), on August 1, 2022, the Company added right-of-use assets of $0.43 million, lease liabilities, current portion of $0.09 million and lease liabilities, net of current portion of $0.34 million.

New Lease Accounting Policies

The Company determines if an arrangement is a lease at inception and determines the classification of the lease, as either operating or finance, at commencement.

For short-term leases with expected terms of less than one year, the Company does not recognize ROU assets or lease liabilities. The Company does not have any finance leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the rate implicit in the Company’s leases is not readily determinable, the Company uses an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company estimates the incremental borrowing rate to reflect the profile of secured borrowing over the expected term of the leases based on the information available at the later of the initial date of adoption or the lease commencement date.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

NOTE 4. BUSINESS ACQUISITION AND ASSET ACQUISTION - TECHNOLGY

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

The aggregate consideration to the Members per the Agreement consisted of: (a) $568,046 cash paid (net of working capital adjustments, as defined, of $505,787) at the August 1, 2022 closing (the “Closing”); (b) $1,926,167 of cash paid at the Closing to extinguish BLI’s outstanding debt and pay down other obligations; (c) 714,286 shares of the Company’s common stock fair valued at the Closing (subject to a one year sales restriction from Closing); and (d) future purchase price considerations payable to the Members, up to a residual of $24,500,000. The $24,500,000 is based and payable on BLI’s achievement of certain revenue growth milestones at points in time and cumulatively during the three years post-Closing Date, the payment of which shall be made up to $12,000,000 in cash and the remainder in common shares of the Company, priced at the dates of the future potential share issuance subject to a common stock price floor of $7.00 per share.

The fair value allocation for the purchase price consideration paid at Closing (including subsequent post-closing adjustments) was recorded as follows:

Purchase price consideration:
Cash paid to members at Closing	$2,494,213
Post-closing working capital adjustments	(185,501)
Company common stock fair value at Closing	2,846,144
Fair value of contingent consideration to be achieved	6,139,000
Total purchase price	$11,293,856

Fair value allocation of purchase price:
Cash and cash equivalents	$15,560
Accounts receivable	253,041
Deferred costs/contract assets	552,625
Other assets	90,000
Equipment, net	55,580
Accounts payable and accrued expenses	(848,079)
Deferred revenue/contract liabilities	(2,037,070)
Intangible assets - customer relationships	3,310,000
Intangible assets - technology	880,000
Goodwill	9,022,199
Total fair value allocation of purchase price	$11,293,856

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

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

In accordance with GAAP, the fair value of the contingent consideration was remeasured at March 31, 2023, based on market conditions as of that date. The remeasurement resulted in a fair value amount at March 31, 2023 of $4.93 million, a decrease of approximately $1.20 million since Closing. The decrease in fair value of the contingent consideration is driven by revisions to BLI’s revenue projections and a decrease in the Company’s common stock price between the measurement dates. This decrease is recorded as a gain in operating expenses on the consolidated statement of operations (see Note 6).

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and BLI, as if the companies were combined for the nine months ended March 31, 2023. The unaudited pro forma financial information includes the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at July 1, 2022.

The approximate unaudited pro forma financial information if BLI was included since July 1, 2022 would be:

For the Nine Months Ended
March 31, 2023

Revenue	$10,577,000
Net Loss	$(9,435,000)

The pro forma net loss was adjusted to exclude approximately $0.28 million of acquisition-related costs incurred during the nine months ended March 31, 2023. The 2023 pro forma net loss includes a gain of approximately $1.20 million for contingent consideration fair value adjustments.

Costs related to the acquisition, which include legal, accounting and valuation fees, in the amount of approximately $0.28 million have been charged directly to operations and are included in general and administrative expenses on the consolidated statement of operations for the nine months ended March 31, 2023.

The Company recognized approximately $3.70 million in revenue and $0.37 million (inclusive of contingent consideration fair value adjustment gain of $1.20 million) of net loss related to BLI since the acquisition Closing date of August 1, 2022 through March 31, 2023 in the consolidated statement of operations.

The BLI acquisition above was considered a business combination in accordance with GAAP.

Asset Acquisition - Technology

In November 2022, the Company entered into an assignment agreement with inciteVR (“IVR”), whereby the Company purchased the entire right, title and interest to certain VR/AR technology, as defined, to expand product offerings.

The Company issued 71,430 shares of the Company’s common stock, with a fair value of approximately $325,000 in full payment of the assignment, with no further consideration obligations thereto. The $325,000 was recorded as intangible assets- technology on the Company’s consolidated balance sheet as of March 31, 2023.

Certain IVR owners became employees of Glimpse after the assignment.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

NOTE 5. INTANGIBLE ASSETS

Intangible assets, their respective amortization period, and accumulated amortization at March 31, 2023 are as follows:

	As of March 31, 2023
	Value ($)						Amortization Period (Years)
	XR Terra	S5D	PulpoAR	BLI	inciteVR	Total
Intangible Assets
Customer Relationships	$-	$2,820,000	$-	$3,310,000	$-	$6,130,000	3 -5
Technology	300,000	-	925,000	880,000	326,435	2,431,435	3
Less: Accumulated Amortization	(149,994)	(658,000)	(256,940)	(636,890)	(45,340)	(1,747,164)
Intangible Assets, net	$150,006	$2,162,000	$668,060	$3,553,110	$281,095	$6,814,271

Intangible asset amortization expense for the three and nine months ended March 31, 2023 was approximately $0.55 and $ 1.54 million, respectively.

Intangible asset amortization expense for the three and nine months ended March 31, 2022 was approximately $0.16 and $ 0.25 million, respectively.

Estimated intangible asset amortization expense for the remaining lives are as follows:

Remaining Fiscal Year Ended June 30, 2023	$509,000
Fiscal Year Ended June 30, 2024	$2,036,000
Fiscal Year Ended June 30, 2025	$1,936,000
Fiscal Year Ended June 30, 2026	$1,287,000
Fiscal Year Ended June 30, 2027	$991,000
Fiscal Year Ended June 30, 2028	$55,000

AUGGD

During the three months ended March 31, 2023, primarily due to a lack of market traction, a decision was made by the Company to cease the operations of its wholly owned subsidiary MotionZone, LLC (dba “AUGGD”) and divest any related assets and potential liabilities. The assets of AUGGD were originally acquired by the Company in August 2021. The assets of AUGGD were deemed worthless with no future benefit at March 31, 2023. The assets were transferred to a new independent entity, majority owned by the original sellers of AUGGD, in return for a 19.99% interest in said new entity (see Note 12). The Company will account for this investment at cost ($0) because the Company does not control or have significant influence over the investment. If the new entity achieves certain revenue goals through December 31, 2024, as defined, the majority owners will receive payments in the form of Company common stock. The Company considers this occurrence as remote, and no provision is made for it.

Accordingly, the net book value of intangible assets, including goodwill, originally recorded at the time of purchase of AUGGD, were written off as of March 31, 2023. The $0.48 million write-off (consisting of customer relationships and technology with net book values of $0.11 million and $0.12 million, respectively, and goodwill of $0.25 million) is recorded as intangible asset impairment on the consolidated statement of operations for the three and nine months ended March 31, 2023.

For the three and nine months ended March 31, 2023, AUGGD had less than $0.01 million of revenue and expenses of approximately $0.09 million and $0.40 million, respectively (exclusive of the intangible asset write off).

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

NOTE 6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

The Company’s money market funds and investments (short term, investment grade corporate bonds) are categorized as Level 1 within the fair value hierarchy. As of March 31, 2023 and June 30, 2022, the Company’s cash and cash equivalents and investments were as follows:

	As of March 31, 2023
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents	Investments
Cash	$1,370,129	$-		$1,370,129
Level 1:
Money market funds	4,677,872	-	$4,677,872	4,677,872
Total cash and cash equivalents	$6,048,001	$-	$4,677,872	$6,048,001

Level 1:
Investments	$250,892	$(3,381)	$247,511		$247,511

	As of June 30, 2022
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents	Investments
Cash	$1,233,608	$-		$1,233,608
Level 1:
Money market funds	15,016,058	-	$15,016,058	15,016,058
Total cash and cash equivalents	$16,249,666	$-	$15,016,058	$16,249,666

Level 1:
Investments	$245,187	$(5,873)	$239,314		$239,314

Contingent Consideration

As of March 31, 2023 and June 30, 2022, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at the time of acquisitions and at March 31, 2023 and June 30, 2022, using unobservable inputs and have included using the Monte Carlo simulation model. This model incorporates revenue volatility, internal rate of return, and risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management, with the assistance of a third-party valuation specialist.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

As of March 31, 2023, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of March 31, 2023
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - S5D	$2,060,300	$(623,300)	$1,535,500	$2,972,500	$2,972,500
Contingent consideration, current - BLI	1,841,100	-	(823,900)	1,017,200	1,017,200
Contingent consideration, current - XRT	-	(197,498)	331,786	134,288	134,288
Total contingent consideration, current portion	$3,901,400	$(820,798)	$1,043,386	$4,123,988	$4,123,988

Level 3:
Contingent consideration, non-current - S5D	$7,108,900	$(735,701)	$(3,770,799)	$2,602,400	$2,602,400
Contingent consideration, non-current - BLI	4,297,900	-	(380,500)	3,917,400	3,917,400
Total contingent consideration, net of current portion	$11,406,800	$(735,701)	$(4,151,299)	$6,519,800	$6,519,800

A summary of the quantitative significant inputs used to value S5D’s contingent consideration as of March 31, 2023 was: $3.76 market price of the Company’s common stock, revenue projections, revenue volatility of 67.2%, weighted average cost of capital discount rate of 15.4% and risk-free rate of 4.2%.

A summary of the quantitative significant inputs used to value BLI’s contingent consideration as of March 31, 2023 was: $3.76 market price of the Company’s common stock, revenue projections, revenue volatility of 77.4%, weighted average cost of capital discount rate of 15.6% and risk-free rate of 4.0%.

The change in fair value of contingent consideration for S5D and BLI for the three and nine months ended March 31, 2023 was a non-cash expense of approximately $1.81 million and a non-cash gain of approximately $1.01 million, respectively, included as change in fair value of acquisition contingent consideration in the consolidated statements of operations. This was primarily driven by changes in the Company’s common stock price between the measurement dates and revisions to revenue projections. The change in fair value of contingent consideration also reflects the first anniversary payout to the sellers of S5D based on the achievement of certain revenue thresholds as defined in the respective purchase agreement. This payout was made in March 2023 in the form of Company common stock with a fair value of $1.36 million at date of issuance (see Note 8).

As of March 31, 2023, the Company’s contingent consideration liability related to XR Terra, LLC (“XRT”) is categorized as Level 3 within the fair value hierarchy as it is based on contractual amounts pursuant to the acquisition agreement, of which certain inputs are unobservable. The change in fair value of contingent consideration for XRT for the three and nine months ended March 31, 2023 was an expense of approximately $0.13 and $.33 million, respectively, included as change in fair value of acquisition contingent consideration in the consolidated statements of operations. This reflects the achievement of certain revenue thresholds as defined in the respective purchase agreement. These amounts were not included in the contingent consideration balance as of June 30, 2022 as the attainment of the revenue thresholds were considered remote.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

Goodwill of AUGGD, totaling $250,000, was measured at fair value on a non-recurring basis using significant unobservable inputs resulting in a fair value of zero at March 31, 2023 (see note 5).

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

 A summary of the quantitative significant inputs used to value S5D’s contingent consideration as of June 30, 2022 was: $3.98 market price of the Company’s common stock, revenue projections, revenue volatility of 60.1%, weighted average cost of capital discount rate of 15.1% and risk-free rate of 3.0%.

As of June 30, 2022, the Company’s contingent consideration liability related to MotionZone, LLC (“AUGGD”) is categorized as Level 3 within the fair value hierarchy as it is based on contractual amounts pursuant to the acquisition agreement, of which certain inputs are unobservable.

The was no change in the fair value of contingent consideration for the three and nine months ended March 31, 2022.

NOTE 7. DEFERRED COSTS/CONTRACT ASSETS and DEFERRED REVENUE/CONTRACT LIABILITIES

At March 31, 2023 and June 30, 2022, deferred costs/contract assets totaling $72,436 and $39,484, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($72,436 and $35,469, respectively), and costs in excess of billings under contracts not completed and recognized over time ($0 and $4,015, respectively). At March 31, 2023 and June 30, 2022, deferred revenue/contract liabilities, totaling $529,898 and $841,389, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($214,553 and $533,214, respectively), and costs in excess of billings under contracts not completed and recognized over time ($315,345 and $308,175 respectively).

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

The following table shows the reconciliation of the costs in excess of billings and billings in excess of costs for contracts recognized over time:

As of Mar 31, 2023

Cost incurred on uncompleted contracts	$65,845
Estimated earnings	210,311
Earned revenue	276,156
Less: billings to date	591,501
Billings in excess of costs, net	$(315,345)

Balance Sheet Classification
Contract assets includes, costs and estimated earnings in excess of billings on uncompleted contracts	$-
Contract liabilities includes, billings in excess of costs and estimated earnings on uncompleted contracts	(315,345)
Billings in excess of costs, net	$(315,345)

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

Common Stock Issued

Common stock issued for Business Acquisitions and Asset Acquisition - Technology

During the nine months ended March 31, 2023, the Company issued approximately: 714,000 shares of common stock, valued at $2.85 million, as consideration for the acquisition of BLI (see Note 4); 214,000 shares of common stock, valued at $0.73 million as consideration for the prior year acquisition of PulpoAR; and 71,000 shares of common stock, valued at $0.33 million, per the assignment agreement with inciteVR (see Note 4).

During the nine months ended March 31, 2022 the Company issued approximately 111,000 shares of common stock, valued at $1.05 million, as consideration for the acquisition of AUGGD and XR Terra. In addition, the Company issued approximately 277,000 shares of common stock, valued at $2.3 million, as consideration for the acquisition of S5D.

Common stock issued to satisfy contingent acquisition obligations

During the nine months ended March 31, 2023 the Company issued approximately 327,000 shares of common stock, with a fair value of approximately $1.36 million, to partially satisfy a contingent acquisition obligation related to the purchase of S5D. In addition, the Company issued approximately 107,000 shares of common stock, with a fair value of approximately $0.32 million, to satisfy a contingent acquisition obligation of approximately $0.57 million less the repayment of a secured promissory note of $0.25 million (see Note 10), related to the acquisition of AUGGD (see Note 11). Furthermore, the Company issued approximately 36,000 shares of common stock, valued at $0.20 million, for the achievement of a revenue performance milestone by XR Terra.

During the nine months ended March 31, 2022 the Company issued 453,000 shares of common stock to satisfy pre-IPO legacy acquisition obligations of $1.25 million.

Common stock issued for Exercise of Stock Options

During the nine months ended March 31, 2023 and 2022, the Company issued approximately 42,000 and 560,000 shares of common stock in cash and cashless transactions, respectively, upon exercise of the respective option grants and realized cash proceeds of approximately $0.07 million and $1.33 million, respectively.

Common stock issued to Vendors

During the nine months ended March 31, 2023 and 2022, the Company issued approximately 1,800 and 15,000 shares of common stock, to various vendors for services performed and recorded share-based compensation of approximately $0.01 million and $0.16 million, respectively.

Common stock issued to Employees as Compensation

During the nine months ended March 31, 2023 and 2022, the Company issued approximately 80,000 and 11,000 shares of common stock, to various employees as compensation and recorded share-based compensation of approximately $0.33 million and $0.10 million, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

Employee Stock-Based Compensation

Stock Option issuance to Executives

In February 2023, pursuant to the Equity Incentive Plan, the Company granted certain executive officers 2.2 million stock options as a long-term incentive. The options have an exercise price of $7.00 per share. Approximately 0.2 million of these options vest ratably over four years (“Initial Options”). The remainder (“Target Options”) vest in fixed amounts based on achieving various revenue or common stock prices within seven years of grant date.

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 11.3 million common shares reserved for issuance. As of March 31, 2023, there were approximately 2.1 million shares available for issuance under the Plan.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan, are noted in the following table:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2023
Weighted average expected terms (in years)	6.0	5.7	6.0	5.7
Weighted average expected volatility	100.7%	232.7%	100.8%	205.6%
Weighted average risk-free interest rate	3.8%	1.4%	3.7%	1.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted average expected term (in years) excludes the executive Target Options.

The grant date fair value, for options granted during the nine months ended March 31, 2023 and 2022 was approximately $15.2 million (including executive officers’ Initial Options of $0.90 million and Target Options of $8.08 million) and $7.98 million, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

The following is a summary of the Company’s stock option activity for the nine months ended March 31, 2023 and 2022:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2022	4,484,616	$4.68	7.0	$2,404,249
Options Granted	4,076,933	6.30	9.8	4,862
Options Exercised	(94,932)	3.88	6.2	107,426
Options Forfeited / Cancelled	(291,605)	7.87	8.7	16,208
Outstanding at March 31, 2023	8,175,012	$5.38	7.9	$2,005,800
Exercisable at March 31, 2023	3,677,049	$3.91	5.7	$2,005,800

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2021	4,740,910	$3.40	8.5	$7,893,467
Options Granted	836,141	9.68	9.8	2,276,040
Options Exercised	(969,775)	2.90	7.5	(9,176,737)
Options Forfeited / Cancelled	(273,799)	4.98	7.7	(2,020,350)
Outstanding at March 31, 2022	4,333,477	$4.63	8.9	$10,404,816
Exercisable at March 31, 2022	3,568,874	$3.59	8.7	$10,293,216

The intrinsic value of stock options at March 31, 2023 and 2022 was computed using a fair market value of the common stock of $3.76/share and $6.39/share, respectively.

The Company’s stock option-based expense for the three and nine months ended March 31, 2023 and 2022 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Stock option-based expense :
Research and development expenses	$433,877	$448,321	$1,204,934	$1,053,829
General and administrative expenses	86,729	43,265	175,777	167,837
Sales and marketing expenses	238,180	160,657	558,461	401,496
Cost of goods sold	-	4,348	755	48,506
Board option expense	85,752	156,298	379,319	334,603
Total	$844,538	$812,889	$2,319,246	$2,006,271

Stock option-based expense attributable to the executive officers’ Initial Options for the three and nine months ended March 31, 2023 was approximately $0.03 million, and included in the table above. There is no expense included for the executive officers’ Target Options.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

At March 31, 2023 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $17.89 million (including executive officers’ Initial and Target Options of $0.87 million and $8.08 million, respectively), and is expected to be recognized over a weighted average period of 1.48 years (which excludes the executive Target Options).

NOTE 9. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
Numerator:	2023	2022	2023	2022
Net loss	$(5,222,598)	$(1,751,613)	$(9,296,960)	$(4,983,768)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	13,783,241	12,604,315	13,727,595	11,386,679

Basic and diluted net loss per share	$(0.38)	$(0.14)	$(0.68)	$(0.44)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	At March 31, 2023	At March 31, 2022
Stock Options	8,175,012	4,333,477
Warrants	837,500	837,500
Total	9,012,512	5,170,977

NOTE 10. RELATED PARTY TRANSACTIONS

Augmented Reality Investments Pty Ltd (“ARI”)

In March 2022, the Company lent to ARI, the entity from which the assets of AUGGD (see Notes 5 and 12) were bought, $0.25 million pursuant to a secured promissory note due March 31, 2024. The two owners of ARI are a current employee and a ex-non-employee advisor to the Company.

The note bore interest at the rate of 1% per annum and was secured by the borrower’s common shares of the Company. Any sales of said shares were to be used to prepay the note, unless otherwise agreed to by the Company.

The note and any accrued interest were extinguished in July 2022. See Note 11.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the nine months ended March 31, 2023, of approximately $0.46 million, which was included in cash flows from operating activities within the consolidated statements of cash flows. As of March 31, 2023, the Company’s operating leases have a weighted average remaining lease term of 1.6 years and weighted average discount rate of 7.9%.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

The Company made cash payments for all operating leases for the nine months ended March 31, 2022, of approximately $0.28 million, which was included in cash flows from operating activities within the consolidated statements of cash flows.

The total rent expense for all operating leases for the three and nine months ended March 31, 2023, was approximately $0.13 million and $0.41 million, respectively, with short-term leases making up an immaterial portion of such expenses.

The total rent expense for all operating leases for the three and nine months ended March 31, 2022, was approximately $0.11 million and $0.29 million, respectively, with short-term leases making up an immaterial portion of such expenses.

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from 1 to 4 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company determined that none of its current leases are reasonably certain to renew.

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities at March 31, 2023 are as follows:

Years Ended June 30,
2023 (three months)	$137,000
2024	497,000
2025	321,000
2026	117,000
Total future minimum lease commitments, including short-term leases	1,072,000
Less: future minimum lease payments of short -term leases	(65,000)
Less: imputed interest	(86,000)
Present value of future minimum lease payments, excluding short term leases	$921,000

Current portion of operating lease liabilities	$399,000
Non-current portion of operating lease liabilities	522,000
Total operating lease liability	$921,000

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023 AND 2022

Contingent Consideration for Acquisitions

Contingent consideration for acquisitions, consists of the following as of March 31, 2023 and June 30, 2022 respectively:

	As of March 31,	As of June 30,
	2023	2022
S5D, current portion	$2,972,500	$1,397,600
BLI, current portion (see Note 4)	1,017,200	-
AUGGD	-	568,571
XRT	134,288	-
Subtotal current portion	4,123,988	1,966,171
S5D, net of current portion	2,602,400	5,340,800
BLI, net of current portion (see Note 4)	3,917,400	-
Total contingent consideration for acquisitions	$10,643,788	$7,306,971

AUGGD

In June 2022, AUGGD achieved its initial revenue threshold as defined in the asset acquisition agreement, and was issued shares of Company stock in July 2022 reflecting the payment of additional asset acquisition consideration. The share issuance was done inclusive of netting the outstanding balance of a $0.25 million note receivable due the Company by ARI (see Note 10). This additional consideration of approximately $0.57 million was included in contingent consideration for acquisitions, current portion, in the consolidated balance sheet at June 30, 2022. Also refer to Notes 5 and 12.

Potential Future Distributions Upon Divestiture or Sale

Upon a divestiture or sale of certain subsidiary companies, the Company is contractually obligated to distribute up to 10% of the net proceeds from such divestiture or sale to the senior management team of the divested subsidiary company. Currently, there were no active discussions pertaining to a potential divestiture or sale of any of the Company’s subsidiaries.

COVID-19

The COVID-19 pandemic caused significant business and financial markets disruption worldwide and there was significant uncertainty around the duration of this disruption. We continue to monitor the situation and the effects on our business and operations. While some level of potential uncertainty remains, given the current state of the pandemic, we do not expect the impact of COVID-19 to be material to our business and operations.

NOTE 12. SUBSEQUENT EVENTS

AUGGD

As more fully described in Note 5, on April 1, 2023 the Company executed the amendment to the asset purchase agreement for the purchase of AUGGD whereby the Company divested the assets of AUGGD and assigned those assets to a new entity, of which the Company has a 19.99% ownership but no board of directors, no ongoing funding obligations nor any operational involvement.

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
Immersive storytelling for the enterprise sector

IMMERSIVE HEALTH GROUP
Healthcare & Nurses Training
Accelerating adoption of VR in healthcare

Significant Transactions

As further detailed in the Form 8-K filed on February 15, 2023, on that same date the Company granted as an incentive to certain executives 2.2 million stock options with a $7.00 exercise price. 10% of the options vest ratably over four years in annual tranches, with the initial vesting event on February 15, 2024. The remaining stock options vest in fixed amounts solely based on achieving, within seven years of grant, revenue targets of $30, $50, $75 and $100 million over consecutive four quarter periods in the aggregate or on achieving fifteen consecutive closing trading prices equal to or above $20, $30, $45 and $60 per share.

Financial Highlights for the three and nine months ended March 31, 2023 compared to the three and nine months ended March 31, 2022

Results of Operations

The following table sets forth our results of operations for the three and nine months ended March 31, 2023 and 2022:

Summary P&L

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)				(in millions)
Revenue	$3.67	$2.05	$1.62	79%	$10.57	$4.77	$5.80	122%
Cost of Goods Sold	1.22	0.37	0.85	230%	3.31	0.73	2.58	353%
Gross Profit	2.45	1.68	0.77	46%	7.26	4.04	3.22	80%
Total Operating Expenses	7.73	4.06	3.67	90%	16.74	9.39	7.35	78%
Loss from Operations before Other Income (Expense)	(5.28)	(2.38)	(2.90)	-122%	(9.48)	(5.35)	(4.13)	77%
Other Income (Expense), net	0.06	0.63	(0.57)	90%	0.18	0.37	(0.19)	51%
Net Loss	$(5.22)	$(1.75)	$(3.47)	-198%	$(9.30)	$(4.98)	$(4.32)	87%

Revenue

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)				(in millions)
Software Services	$3.12	$1.92	$1.20	63%	$9.87	$4.34	$5.53	127%
Software License/Software as a Service	0.55	0.13	0.42	323%	0.70	0.43	0.27	63%
Total Revenue	$3.67	$2.05	$1.62	79%	$10.57	$4.77	$5.80	122%

Total revenue for the three months ended March 31, 2023 was approximately $3.67 million compared to approximately $2.05 million for the three months ended March 31, 2022, an increase of 79%. Total revenue for the nine months ended March 31, 2023 was approximately $10.57 million compared to approximately $4.77 million for the nine months ended March 31, 2022, an increase of 122%. The increase for both periods reflect the addition of several subsidiary companies through acquisitions and new customers.

We break out our revenues into two main categories – Software Services and Software License.

●	Software Services revenues are primarily comprised of VR/AR projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed VR/AR software as licenses or as software-as-a-service (“SaaS”).

For the three months ended March 31, 2023, Software Services revenue was approximately $3.12 million compared to approximately $1.92 million for the three months ended March 31, 2022, an increase of approximately 63%. For the nine months ended March 31, 2023, Software Services revenue was approximately $9.87 million compared to approximately $4.34 million for the nine months ended March 31, 2022, an increase of approximately 127%. The increase for both periods reflect the addition of several subsidiary companies through acquisitions and new customers.

For the three months ended March 31, 2023, Software License revenue was approximately $0.55 million compared to approximately $0.13 million for the three months ended March 31, 2022, an approximate threefold increase. For the nine months ended March 31, 2023, Software License revenue was approximately $0.70 million compared to approximately $0.43 million for the nine months ended March 31, 2022, an increase of approximately 63%. The increase for both periods reflect the addition of several subsidiary companies through acquisitions and new customers. As the VR and AR industries continue to mature, we expect our Software License revenue to continue to grow on an absolute basis and as an overall percentage of total revenue.

For the three months ended March 31, 2023, non-project revenue (i.e., VR/AR Software and Services revenue only), was approximately $1.04 million compared to approximately $1.19 million for the three months ended March 31, 2022, a decrease of approximately 13%, primarily reflecting a non-returning customer in 2023. For the three months ended March 31, 2023, non-project revenue accounted for approximately 28% of total revenues compared to approximately 58% for the three months ended March 31, 2022. For the nine months ended March 31, 2023, non-project revenue (i.e., VR/AR Software and Services revenue only), was approximately $3.25 million compared to approximately $2.89 million for the nine months ended March 31, 2022, an increase of approximately 13%, reflecting organic growth and the addition of new customers. For the nine months ended March 31, 2023, non-project revenue accounted for approximately 31% of total revenues compared to approximately 61% for the nine months ended March 31, 2022. The decrease in both periods reflects the additions of Brightline Interactive (“BLI”) and Sector 5 Digital (“S5D”), which primarily generate project revenue, representing an increased portion of total revenue.

Customer Concentration

Two customers accounted for approximately 32% (21% and 11%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2023. One of the same customers and two different customers accounted for approximately 61% (32%, 16% and 13%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2022. Two customers accounted for approximately 49% (28% and 21%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2023. One of the same customers and a different customer accounted for approximately 59% (42% and 17%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2022.

We operate in an early-stage industry, and customers are exploring various options for AR and VR solutions and acting as early adopters. As such, there can be a high degree of variance in our source of revenues while customers are on-boarded and our software products and solutions are integrated, measured and digested. A customer that may account for a higher percentage of revenue in one period may not account for any revenue in subsequent periods. In some cases, those customers could re-engage after they have evaluated our solutions and may or may not be a source of future revenue. Recently, a significant percentage of our revenues have come from two strategic customers. A reduction of revenue from these strategic customers – which we do not currently anticipate – would have a detrimental impact on the Company’s revenues. The addition of BLI and S5D has reduced the reliance on a single customer. In general, a customer that makes up a significant portion of revenues in one period, often does not make up a significant portion in other periods. Given this dynamic we expect this variability in Customer Concentration to continue until such point in time when our revenue has reached larger scale, and with a larger portion of our revenues coming from Software Licenses/SaaS.

Gross Profit

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)				(in millions)
Revenue	$3.67	$2.05	$1.62	79%	$10.57	$4.77	$5.80	122%
Cost of Goods Sold	1.22	0.37	0.85	230%	$3.31	0.73	2.58	353%
Gross Profit	2.45	1.68	0.77	46%	7.26	4.04	3.22	80%
Gross Profit Margin	67%	82%			69%	85%

Gross profit was approximately 67% for the three months ended March 31, 2023 compared to approximately 82% for the three months ended March 31, 2022. Gross profit was approximately 69% for the nine months ended March 31, 2023 compared to approximately 85% for the nine months ended March 31, 2022. The decrease for both periods was driven by the addition of BLI and S5D lower margin project revenue.

For the three months ended March 31, 2023 and 2022, internal staffing was approximately $0.73 million (60% of total cost of goods sold) and approximately $0.29 million (78% of total cost of goods sold), respectively. For the nine months ended March 31, 2023 and 2022, internal staffing was approximately $1.99 million (60% of total cost of goods sold) and approximately $0.61 million (84% of total cost of goods sold), respectively. The decrease for both periods in internal staffing as a percentage of total cost of goods sold was due to the addition of BLI and S5D, which have a higher utilization of external production sources.

Operating Expenses

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)				(in millions)
Research and development expenses	$2.16	$1.91	$0.25	13%	$6.69	$4.09	$2.60	64%
General and administrative expenses	1.14	1.13	0.01	1%	3.77	3.02	0.75	25%
Sales and marketing expenses	1.45	0.86	0.59	69%	4.94	2.03	2.91	143%
Amortization of acquisition intangible assets	0.55	0.16	0.39	244%	1.54	0.25	1.29	516%
Intangible asset impairment	0.48	-	0.48	N/A	0.48	-	0.48	N/A
Change in fair value of acquisition contingent consideration	1.95	-	1.95	N/A	(0.68)	-	(0.68)	N/A
Total Operating Expenses	$7.73	$4.06	$3.67	90%	$16.74	$9.39	$7.35	78%

Operating expenses for the three months ended March 31, 2023 were approximately $7.73 million compared to $4.06 million for the three months ended March 31, 2022, an increase of approximately 90%. The increase is driven by the addition of several new subsidiaries through acquisitions and headcount additions to support growth.

Operating expenses for the nine months ended March 31, 2023 were approximately $16.74 million compared to $9.39 million for the nine months ended March 31, 2022, an increase of approximately 78%. The increase is driven by the addition of several new subsidiaries through acquisitions and headcount additions to support growth.

Research and Development

Research and development expenses for the three months ended March 31, 2023 were approximately $2.16 million compared to $1.91 million for the three months ended March 31, 2022, an increase of approximately 13%. Research and development expenses for the nine months ended March 31, 2023 were approximately $6.69 million compared to $4.09 million for the nine months ended March 31, 2022, an increase of approximately 64%. For both periods, this reflects the addition of several new subsidiaries through acquisitions (primarily headcount and software expenses) and base headcount additions to support growth. The year over year expense percentage increase for the three months ended March 31 compared to the previous year is notably less than the year over year increase for the nine-month period. This represents a greater portion of research and development headcount being recorded as cost of goods sold reflecting a more efficient utilization of employees.

For the three months ended March 31, 2023, non-cash stock option and common stock expenses relating to research and development included approximately $0.47 million of employee compensation expenses, comprising approximately 22% of total research and development expenses. For the three months ended March 31, 2022, non-cash stock option expenses relating to research and development included approximately $0.45 million of employee compensation expenses, comprising approximately 24% of total research and development expenses. For the nine months ended March 31, 2023, non-cash stock option and common stock expenses relating to research and development included approximately $1.24 million of employee compensation expenses, comprising approximately 19% of total research and development expenses. For the nine months ended March 31, 2022, non-cash stock option expenses relating to research and development included approximately $1.05 million of employee compensation expenses, comprising approximately 26% of total research and development expenses. Over time, we expect non-cash stock options and common stock research and development expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 were approximately $1.14 million compared to $1.13 million for the three months ended March 31, 2022, consistent year over year. This reflects the addition of several new subsidiaries through acquisitions offset by the absence of merger and acquisition professional fees in 2023. General and administrative expenses for the nine months ended March 31, 2023 were approximately $3.77 million compared to $3.02 million for the nine months ended March 31, 2022, an increase of approximately 25%. This reflects the addition of several new subsidiaries through acquisitions, primarily headcount and infrastructure expenses.

For the three months ended March 31, 2023, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.22 million of employee and board of directors expenses, comprising approximately 19% of total general and administrative expenses. For the three months ended March 31, 2022, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.32 million of employee, board of directors and vendor expenses, comprising approximately 28% of total general and administrative expenses. For the nine months ended March 31, 2023, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.62 million of employee and board of directors expenses, comprising approximately 16% of total general and administrative expenses. For the nine months ended March 31, 2022, non-cash stock option and common stock expenses relating to general and administrative expenses included approximately $0.67 million of employee, board of directors and vendor expenses, comprising approximately 22% of total general and administrative expenses. Over time, we expect non-cash stock options and common stock general and administrative expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2023 were approximately $1.45 million compared to $0.86 million for the three months ended March 31, 2022, an increase of approximately 69%. This reflects the addition of several new subsidiaries through acquisitions (primarily headcount related) and employee incentives based on achievement of certain revenue targets. Sales and marketing expenses for the nine months ended March 31, 2023 were approximately $4.94 million compared to $2.03 million for the nine months ended March 31, 2022, an increase of approximately 143%. This reflects the addition of several new subsidiaries through acquisitions, including both headcount and increased use of outside marketing events / firms to drive revenue growth, and employee incentives based on achievement of certain revenue targets.

For the three months ended March 31, 2023, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.40 million of employee compensation expenses, comprising approximately 28% of total sales and marketing expenses (this period reflects certain employee incentive expense for achievement of revenue targets paid in common stock). For the three months ended March 31, 2022, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.17 million of employee, vendor and fee compensation expenses, comprising approximately 20% of total sales and marketing expenses. For the nine months ended March 31, 2023, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.93 million of employee compensation expenses, comprising approximately 19% of total sales and marketing expenses. For the nine months ended March 31, 2022, non-cash stock option and common stock expenses relating to sales and marketing expenses included approximately $0.49 million of employee, vendor and fee compensation expenses, comprising approximately 24% of total sales and marketing expenses. Over time, we expect non-cash stock options and common stock sales and marketing expenses, as a percentage of the total related expenses, to continue to decrease as we utilize a larger portion of cash for compensation thereby minimizing dilution.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the three months ended March 31, 2023 was approximately $0.55 million compared to $0.16 million for the three months ended March 31, 2022. Amortization of acquisition intangible assets expense for the nine months ended March 31, 2023 were approximately $1.54 million compared to $0.25 million for the nine months ended March 31, 2022. For both periods, this primarily reflects the addition of several new subsidiaries through acquisitions.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the three and nine months ended March 31, 2023 was an expense of approximately $1.95 million and a gain of approximately $0.68 million, respectively. For both periods, this represents a change in the fair value of the contingent consideration liability related to the S5D and BLI acquisitions. The change in both periods is driven primarily by changes in the common stock price of Glimpse between measurement dates and revisions to revenue projections.

Intangible Asset Impairment

Intangible asset impairment for the three and nine months ended March 31, 2023 was approximately $0.48 million. Primarily due to a lack of market traction, a decision was made by the Company to cease operations of its wholly owned subsidiary MotionZone, LLC (dba “AUGGD”). The Company transferred all assets to a new independent entity, majority owned by the original sellers of AUGGD, in return for a 19.99% interest in said new entity. The Company considers the assets transferred and the Company’s interest in the new entity to have no value at March 31, 2023. The expense represents the write-off of the net book value of intangible assets, including goodwill, related to the August 2021 asset acquisition of AUGGD.

Other Income (Expense), net

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)				(in millions)
Forgiveness of PPP loan	$-	$0.63	$(0.63)	N/A	$-	$0.63	$(0.63)	N/A
Interest income	0.06	-	0.06	N/A	0.18	0.02	0.16	800%
Loss on conversion of convertible notes	-	-	-	N/A	-	(0.28)	0.28	N/A
Other Income (Expense), net	$0.06	$0.63	$(0.57)	100%	$0.18	$0.37	$(0.19)	-51%

Other income (expense), net for the three months ended March 31, 2023 was income of $0.06 million compared to $0.63 million for the three months ended March 31, 2022. The decrease reflects the 2022 income from forgiveness of a Paycheck Protection Plan loan. Other income (expense), net for the nine months ended March 31, 2023 was income of $0.18 million compared to $0.37 million for the nine months ended March 31, 2022. The change is driven by the 2022 income from forgiveness of a Paycheck Protection Plan loan offset by a loss incurred on conversion of convertible debt to common stock that occurred at the IPO in the 2022 period. Interest income for all periods reflects interest income on cash and cash equivalent balances.

Net Loss

Net loss for the three months ended March 31, 2023 was $5.22 million, as compared to a net loss of $1.75 million for the comparable 2022 period, a $3.47 million increase. The increase is primarily driven by the combined $2.82 million non-cash increase in intangible acquisition asset amortization, impairment of intangible assets and change in the fair value of acquisition contingent consideration. The remaining increase primarily represents an increase in sales and marketing expenses. Net loss for the nine months ended March 31, 2023 was $9.30 million, as compared to a net loss of $4.98 million for the comparable 2022 period, a $4.32 million increase This change is primarily driven by the increase in operating expenses from the acquisition of several subsidiaries (inclusive of significant non-cash charges for stock compensation expense and intangible acquisition asset amortization) outpacing the increase in gross profit.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended March 31, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net loss	$(5.22)	$(1.75)	$(9.30)	$(4.98)
Depreciation and amortization	0.59	0.18	1.65	0.28
EBITDA loss	(4.63)	(1.57)	(7.65)	(4.70)
Stock based compensation expenses	1.07	0.96	2.79	2.27
Stock based financing related expenses	-	-	-	0.28
Forgiveness of PPP loan	-	(0.63)	-	(0.63)
Acquisition related expenses	-	0.12	0.28	0.23
Change in fair value of acquisition contingent consideration	1.95	-	(0.68)	-
Intangible asset impairment	0.48	-	0.48	-
Adjusted EBITDA loss	$(1.13)	$(1.12)	$(4.78)	$(2.55)

Adjusted EBITDA loss for the three months ended March 31, 2023 was $1.13 million compared to $1.12 million for the comparable 2022 period. This adjusted EBITDA result occurred notwithstanding the onboarding of several large new subsidiary acquisitions and reflects the more efficient utilization of headcount (see Operating Expense – Research and Development discussion). Adjusted EBITDA loss for the nine months ended March 31, 2023 was of $4.78 million compared to $2.55 million for the comparable 2022 period. The increase in EBITDA loss was driven by an increase in operating expense outlays in all areas of the Company to propel future growth, including the acquisition of several new subsidiaries. This increase in operating expense outlays was partially offset by non-cash expenses.

Liquidity and Capital Resources

	For the Nine Months Ended
	March 31,		Change
	2023	2022	$	%
	(in millions)
Net cash used in operating activities	$(7.60)	$(3.68)	$(3.92)	-107%
Net cash used in investing activities	(2.67)	(4.53)	1.86	41%
Net cash provided by financing activities	0.07	26.48	(26.41)	-100%
Net increase (decrease) in cash, cash equivalents and restricted cash	(10.20)	18.27	(28.47)	-156%
Cash, cash equivalents and restricted cash, beginning of period	18.25	1.77	16.48	931%
Cash, cash equivalents and restricted cash, end of period	$8.05	$20.04	$(11.99)	-60%

Operating Activities

Net cash used in operating activities was $7.60 million for the nine months ended March 31, 2023, compared to $3.68 million during the prior period, an increase of approximately $3.92 million. This is primarily driven by an increase in net loss and a decrease in accounts payable and deferred revenue primarily related to the BLI acquisition.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2023 was approximately $2.67 million compared to $4.53 million during the prior period, a decrease of approximately $1.86 million. This reflects the difference in the cash component of the BLI 2023 acquisition compared to the S5D and XR Terra 2022 acquisitions, along with 2022 initial purchase of short-term corporate bond investments.

Financing Activities

Cash flow provided from financing activities during the nine months ended March 31, 2023 was negligible, compared to $26.48 million for the prior 2022 period. Cash flow for the 2022 period primarily reflects the net proceeds from our IPO and Securities Purchase Agreement.

Capital Resources

As of March 31, 2023, the Company had cash, cash equivalents and restricted cash balances of $8.05 million, plus $0.25 million of liquid corporate bond investments and $1.55 million of accounts receivable. The March 31, 2023 cash, cash equivalents and restricted cash balances include $2.0 million cash escrow for potential future contingent consideration of the S5D acquisition, payable upon achievement of S5D and the Company’s performance targets (refundable to Glimpse if targets not achieved).

As of March 31, 2023, the Company had no outstanding debt obligations.

As of March 31, 2023, the Company had no issued and outstanding preferred stock.

The Company has taken expense reduction steps since the end of calendar year 2022, and may continue to do as needed, with the objective of reaching cash flow neutrality from operations in calendar year 2023. The Company believes that it is sufficiently funded to meet its operational plan and future obligations beyond the 12-month period from the date of this filing.

Recently Adopted Accounting Pronouncements

Please see Note 11 of the attached March 31, 2023 consolidated financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2023.

During the period ended March 31, 2023, there was no change in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2022 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

During the three months ended March 31, 2023, the Company issued 374,125 shares of Common Stock for:

	Number of Shares	Cash Proceeds	Value of Shares
Exercise of options	15,315	$21,195	$21,195
Contingent acquisition obligation	326,684	-	1,359,004
Compensation and vendor expense	32,126	-	93,853
Total	374,125	$21,195	$1,474,052

The foregoing transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

10.1	Bentovim Option Agreement, dated February 15, 2023 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2023.

10.2	Rothblum Option Agreement, dated February 15, 2023 incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2023.

10.3	Smith Option Agreement, dated February 15, 2023 incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2023.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of May, 2023.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer, President
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)

