Form 10-K
period 2023-06-30
Glimpse Group, Inc.
filed 2023-09-28
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-40556

THE GLIMPSE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-2958271
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15 West 38th St, 12th Fl, New York, NY 10018	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 292-2685

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	VRAR	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of December 30, 2022, the aggregate market value of the registrants voting and non-voting common stock held by non-affiliates of the registrant was $33,286,459 based on the closing sale price as reported on The Nasdaq Stock Market LLC of $3.03 per share.

As of September 22, 2023, 14,734,190 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

THE GLIMPSE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2023

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

As of the date of this annual report, we currently own and operate numerous wholly-owned subsidiary companies (“Subsidiary Companies”, “Subsidiaries”): QReal, LLC (dba QReal), Immersive Health Group, LLC (dba IHG), Foretell Studios, LLC (dba Foretell Reality), Glimpse Group Yazilim ve ARGE Ticaret Anonim Sirketi (Glimpse Turkey), XR Terra, LLC, Sector 5 Digital, LLC (“S5D”), PuploAR, LLC (a subsidiary company of QReal) and Brightline Interactive, LLC (“BLI”) and a legal entity in Israel.

PART I

ITEM 1. BUSINESS

History

The Glimpse Group, Inc. was incorporated on June 15, 2016, under the laws of the State of Nevada and is headquartered in New York, New York.

COMPANY OVERVIEW

We are an Immersive technology (Virtual Reality (“VR”), Augmented Reality (“AR”), Spatial Computing, Artificial Intelligence (“AI”)) platform company, comprised of a diversified group of wholly-owned and operated Immersive technology companies, providing enterprise-focused software, services and solutions. We believe that we offer significant exposure to the rapidly growing and potentially transformative Immersive technology markets, while mitigating downside risk via our diversified model and ecosystem.

Our platform of Immersive technology subsidiary companies, collaborative environment and diversified business model aims to simplify the challenges faced by companies in the emerging Immersive technology industry, potentially improving each subsidiary company’s ability to succeed, while simultaneously providing investors an opportunity to invest directly via a diversified infrastructure.

By leveraging our platform, we strive to cultivate and manage the business operations of our Immersive technology subsidiary companies, with the goal of allowing each underlying company to better focus on mission-critical endeavors, collaborate with the other subsidiary companies, reduce time to market, optimize costs, improve product quality and leverage joint go-to-market strategies. Subject to operational, market and financial developments and conditions, we intend to carefully add to our current portfolio of subsidiary companies via a combination of organic expansion and/or outside acquisition.

The Immersive technology industry is an early-stage technology industry with nascent markets. We believe that this industry has significant growth potential across verticals, may be transformative and that our diversified platform and ecosystem create important competitive advantages. Our subsidiary companies currently target a wide array of industry verticals, including but not limited to: Corporate Training, Education, Healthcare, Government & Defense, Branding/Marketing/Advertising, Retail, Financial Services, Food & Hospitality, Media & Entertainment, Architecture/Engineering/Construction (“AEC”), Corporate Events and Presentations, Beauty and Cosmetics, and Social VR support groups and therapy. We do not currently target direct-to-consumer (“B2C’) customers, we focus primarily on the business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”) segments. In addition, we are hardware agnostic.

The Glimpse Platform

We develop, commercialize and market innovative and proprietary Immersive technology software products, solutions and intellectual property (“IP”). Our platform is currently comprised of numerous active wholly-owned subsidiary companies, each targeting different industry segments in a non-competitive, collaborative manner. Our experienced management and dynamic Immersive technology entrepreneurs have deep domain expertise, providing the foundation for value-add-collaborations throughout our ecosystem.

Each of our subsidiary companies share operational, financial and IP infrastructure, facilitating shorter time-to-market, higher quality products, reduced development costs, fewer redundancies, significant go-to-market synergies and, ultimately, a higher potential for success for each subsidiary company. We believe that our collaborative platform is unique and necessary, especially given the early nature of the Immersive technology industry. By offering technologies and solutions in various industry segments, we aim to reduce dependency on any one single subsidiary company, technology or industry segment.

We believe that three core tenets enhance our probability of success: (1) our ecosystem of Immersive technology companies, (2) diversification and (3) profitable growth.

(1) Our ecosystem of Immersive technology software and service companies provides significant benefits to each subsidiary company and our group as a whole. We believe that the most notable benefits are: (a) economies of scale, cost efficiencies and reduced redundancies; (b) cross company collaboration, deep domain expertise, IP and knowledge transfer; (c) superior product offerings; (d) faster time to market; (e) enhanced business development and sales synergies; and (f) multiple monetization paths. In an emerging industry that is lacking in infrastructure, we believe that our ecosystem provides a distinct competitive advantage relative to a single, standalone company in the industry.

(2) By design, we incorporate multiple aspects of diversity to reduce the risks associated with an early stage industry, create multiple monetization venues and improve the probabilities of success. There is no single point of failure or dependency. This is created through: (a) ownership of numerous wholly-owned subsidiary companies operating in different industry segments; (b) targeting large industries with clear Immersive technology use-cases; (c) developing and utilizing various technologies and IP; (d) expanding to different geographic technology centers in a hub model under our umbrella; and (e) across industries, having a wide array of customers and potential acquirers/investors.

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

Additionally, aligned economic incentives encourage cross-Company collaboration. Substantially all of our employees own equity in our Company. The leadership team of each subsidiary company, in addition to their initial equity ownership in Glimpse, may also have an economic interest that typically takes form in either: i) a 5-10% economic interest in the total net sale proceeds of the subsidiary upon a divestiture event or ii) additional Glimpse equity issuances based on revenue milestones achieved by the subsidiary company over a period of several years (typically three years). Thus, there is benefit to them not only when their subsidiary company succeeds but also when any of the other subsidiaries succeeds, and when Glimpse as a whole succeeds. We believe that this ownership mechanism is a strong driver of cross-pollination of ideas and fosters collaboration. While each subsidiary company owns its own IP, our parent company currently owns 100% of each subsidiary company. In addition, there will be perpetual licensing agreements between our subsidiary companies, so that if a subsidiary company is divested, then the remaining subsidiaries, if utilizing the IP of a divested subsidiary company, will continue to retain usage rights post-divestiture.

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

Active Glimpse Subsidiary Companies

1.	QReal, LLC (dba QReal): Creation of lifelike photorealistic 3D interactive digital models and experiences in AR

2.	Immersive Health Group, LLC (IHG): VR/AR platform for evidence-based and outcome driven healthcare solutions

3.	Foretell Studios, LLC (dba Foretell Reality): Customizable social VR platform for behavioral health, support groups, collaboration, corporate training, soft skills training, higher education

4.	Glimpse Group Yazilim ve ARGE Ticaret Anonim Sirketi (Glimpse Turkey): a development center in Turkey, primarily developing and creating 3D models for QReal

5.	XR Terra, LLC (dba XR Terra): Immersive technologies teaching courses and training

6.	Sector 5 Digital, LLC (S5D): Corporate immersive experiences and events

7.	PulpoAR, LLC (PulpoAR): AR try-on technologies, targeting the Beauty and Cosmetics industry; a subsidiary company of QReal

8.	Brightline Interactive, LLC (BLI): Immersive and interactive experiences, training scenarios, and simulations for both government and commercial customers.

Key Business Developments During Fiscal Year 2023

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

The aggregate consideration to the members of BLI per the Agreement consisted of: (a) $568,046 cash paid (net of working capital adjustments, as defined, of $505,787) at the August 1, 2022 closing (the “Closing”); (b) $1,926,167 of cash paid at the Closing to extinguish BLI’s outstanding debt and pay down other obligations; (c) 714,286 shares of the Company’s common stock fair valued at the Closing; and (d) future purchase price considerations payable to the members of BLI, up to a residual of $24,500,000. The $24,500,000 is based and payable on BLI’s achievement of certain revenue growth milestones at points in time and cumulatively during the three years post-Closing Date, the payment of which shall be made up to $12,000,000 in cash and the remainder in common shares of the Company, priced at the dates of the future potential share issuance subject to a common stock price floor of $7.00 per share.

The fair value allocation for the purchase price consideration paid at Closing was recorded as follows:

Purchase price consideration:
Cash paid to members at Closing	$2,494,213
Company common stock fair value at Closing	2,846,144
Fair value of contingent consideration to be achieved	7,325,000
Total purchase price	$12,665,357

Fair value allocation of purchase price:
Cash and cash equivalents	$15,560
Accounts receivable	253,041
Deferred costs/contract assets	552,625
Other assets	10,000
Equipment, net	55,580
Accounts payable and accrued expenses	(848,079)
Deferred revenue/contract liabilities	(2,037,070)
Intangible assets - customer relationships	3,310,000
Intangible assets - technology	880,000
Goodwill	10,473,700
Total fair value allocation of purchase price	$12,665,357

For more details please refer to Note 4 of the Company’s enclosed Financial Statements.

The Immersive Technology Markets

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

VR and AR are emerging technologies, and the markets for them are still nascent. We believe that Immersive technologies and solutions have the potential to fundamentally transform how people and businesses interact, further enabling remote work, education and commerce. Immersive technologies are also expected to increasingly interconnect with other emerging technologies such as artificial intelligence, spatial computing, computer vision, big data, NFT and crypto currencies. Additionally, HMD and telecommunication (5G) advancements have been driving vast improvements in capabilities and ease of use, while significantly reducing headset cost. As a result, market adoption has accelerated and is expected to continue. Leading technology companies such as Meta/Facebook, Apple, Microsoft, Google, ByteDance (Pico), Samsung, Sony and HP have been at the forefront of VR/AR hardware development and software infrastructure, while also increasing integration of their products with AR and VR capabilities.

Since Facebook released its first VR headset as a consumer product in 2016 (after its $2B+ acquisition of Oculus), successive iterations of it, as well as others, such as the recently announced Apple Vision Pro, have become significantly lighter, more comfortable, lower priced, with higher resolution and increasingly wireless/mobile. With a standalone mobile headset, users no longer need an expensive gaming computer to power the headset and they also do not have a wire tethered to that computer restricting movement. These advances have facilitated easier corporate procurement and integration. The accelerating rollout of 5G should enable further improvement in user experience since with 5G, remote processing and heavier, real time applications become possible without noticeable visual lag, allowing for lighter, smaller, more comfortable HMDs with longer battery life.

Bain & Company, Citibank and Goldman Sachs research have recently estimated the potential market size of commercial Immersive technology in excess of $1 trillion by 2023.

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

We believe that a subsidiary company’s ability to demonstrate to potential customers scale as part of our ecosystem of companies, combined with our subsidiary’s ability to offer its products and solutions as well as those of our other subsidiary companies in an integrated manner, represents a key competitive advantage. We believe our customers often view us as a “one-stop-shop” for all their Immersive technology needs and an expert in this emerging space.

We and our subsidiary companies continue to develop a shared partner ecosystem to further scale business and expand our solutions into new and existing target markets.

Competitive Environment

We believe that our competitors in the Immersive technology industry are focused on two primary segments: VR/AR Hardware (headsets) and Software.

Immersive Technology Hardware (Headsets) (“Hardware”):

We do not develop any Hardware, and our software and service solutions are mostly compatible with any Hardware. We believe that Hardware development, commercialization and distribution are highly capital intensive and there is not yet large enough scale or mass adoption in the Immersive technology industry to justify such expenditures for a smaller company. As such, there are relatively few participants on the Hardware side, some very large (for example: Meta/Facebook, Microsoft, Samsung, Google, Apple, ByteDance (Pico), HTC, HP, Lenovo, Sony and Epson) and some much smaller (for example: Magic Leap, XREAL, Varjo and Vuzix). In general, Hardware cycles have been accelerating and performance improving, with simplified usability and reduced end-user costs. The more advanced, easier to use and cheaper the Hardware becomes, the higher the potential for the development of robust software applications and increased market adoption of Immersive technology solutions.

Immersive Technology Software (“Software”):

In contrast to Immersive Technology Hardware, Software is highly fragmented with hundreds of Immersive Technology Software companies targeting different segments and solutions. Many are consumer oriented, whereas we are entirely enterprise focused (B2B, B2B2C). We believe that the Immersive Technology Software segment is currently far less competitive than traditional software markets, as most companies in the space tend to be early stage and often underfunded.

While competition is evolving, there is currently no dominant player in any particular VR/AR Software segment. We believe that we have the potential to become a leader in the VR/AR Software space in general and that each of our subsidiary companies has the potential to become a significant player in their particular industry sector.

As previously described, we believe that our structure, ecosystem and integrated capabilities create significant competitive advantages for each of our subsidiary companies, not available to other Software companies in the Immersive technology space. By owning and operating a diverse set of Immersive technology companies, we believe that we significantly improve each of our subsidiary company’s ability to succeed by addressing many of the challenges early stage companies face and expanding each’s opportunity set and capabilities.

We believe that there are a select number of earlier stage companies of approximately our size that provide Immersive Technology and could be viewed as potential competitors. In addition, several of the larger technology players provide general infrastructure Immersive Technology Software. In particular: ARCore from Google and ARKit from Apple, which enable AR functionality on smartphones and tablets; and Unity and Unreal from Epic, which enable software languages used in VR and AR programing. We do not view these larger companies as competition, but rather as complementary to our business (indeed, some of these are customers of ours). We believe infrastructure software benefits us, and the industry at large, as they are not industry specific and enable companies like us to more effectively build industry specific solutions, thereby saving significant costs and development efforts.

Platform Expansion and Diversification Strategy

As described above in “Competitive Environment,” the Immersive Technology Software and services industries are highly fragmented. There are numerous potential acquisition targets that, while having established a niche market position, product or technology, have limited resources and ability to pursue growth initiatives. We may continue to add to our platform both companies, technologies and other appropriate targets, subject to the availability of capital, at attractive deal terms. Beyond the expected financial impact of each such potential addition, these could also enhance our ecosystem, technology, scale and competitive position. These potential acquisitions may be domestic or international. We currently have multiple locations in the US, offices in several locations in Turkey and an international presence in the UK and Israel.

Strategic Divestitures

Each one of our subsidiary companies has the potential to be divested or spun off. Although the purpose of our platform is to grow and develop the ecosystem on which each of our subsidiaries can mature by benefitting from collaboration, each subsidiary company targets a specific industry vertical (e.g., Healthcare, Education, Corporate Training, etc.) and as such has a distinct set of potential acquirers or investors. If a subsidiary company is divested and the proceeds are substantive, then our intent is to distribute the majority of the net proceeds to our shareholder base, if such distribution would not jeopardize our growth and operations.

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

As of the date of this disclosure and summarized in the table below, we have been issued 10 patents by the United States Patent and Trademark Office (the “USPTO”) and have an additional 5 filed patent applications in process.

Title of Invention	Subsidiary	Initial Filing Date	Issuance Date	Patent Number

Issued Patents:	Pagoni VR	06-21-2018	Oct ‘19	10445941
Interactive Mixed Reality System for a Real World Event

Immersive Display System with Adjustable Perspective	Pagoni VR	11-27-2018	Sept ‘20	10764553

Augmented Reality Geolocation Using Image Matching	KreatAR	08-22-2018	March ‘21	10949669

System for Sharing User-Generated Content	Pagoni VR	06-12-2019	Aug ‘21	11095947

Presenting a Simulated Reality Experience in a Preset Location	Post Reality	06-14-2019	Nov ‘21	11189097

Virtual Reality System Cross Platform	Foretell Reality	04-23-2019	April ‘22	11294453

Simulated Reality Adaptive User Space	Foretell Reality	07-26-2019	April ‘22	11288868

Marker-Based Positioning of Simulated Reality	KreatAR	04-23-2019	July ‘22	11380011

System and Method for Generating an Augmented Reality Experience	Brightline	11-19-2020	April ‘22	11302038

Immersive Ecosystem	Brightline	08-05-2020	June ‘22	11373383

Filed Patents:

Real-Time Visualization of Head Mounted Display User Reactions	Foretell Reality	04-06-2022

Audio Processing In a Virtual Environment	Adept Reality	06-22-2022

AI Controlled Non-Human Conversation Flow in VR	Foretell Reality	06-12-2023

Dispositional Affect for Virtual Character Interactions in VR Applications	Foretell Reality	12-13-2022

Large Language Model Artificial Intelligence Spatial Core: A Collaborative Spatial Computing Platform	Brightline	06-01-2023

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

Business Cycles

Based on our history and information available to date, we have not been able to identify any seasonality of cycles within our business. Since Immersive technology is an emerging industry, market and customer education are material and therefore the length of the typical sales cycle can be between 3 and 18 months, depending on the size and complexity of the proposed solution and the customer’s level of understanding of the Immersive technology space and prior experience.

Economic Dependence

For the year ended June 30, 2023, one customer accounted for approximately 26% of our revenues and another for approximately 21% of our revenues. No other customer accounted for more than 10% of our revenues for the year ended June 30, 2023. One of these same customers and a different customer accounted for approximately 40% and 14% of revenues, respectively, for the year ended June 30, 2022. For the fiscal year ended June 30, 2022, no other customer accounted for 10% or more of our revenues.

We operate in an early stage industry, and customers are exploring various options for Immersive technology solutions and acting as early adopters of these solutions. As such, there has been a high degree of variance on our source of revenues while customers are on-boarded and our software product and solutions are integrated, measured and digested. A customer that may account for a higher concentration of revenue in one period may not account for any revenue in subsequent periods.

With the additions of S5D and Brightline Interactive, we have significantly increased our scale and are approaching a point with less variability in customer concentration and less dependency on any one customer in the aggregate. That being said, we continue to have a handful of customers that comprise the majority of our revenues. A significant reduction in revenue from our larger customers could have a material negative impact on our operations.

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

We have a lease in Fort Worth, Texas for the operations of S5D, and a lease in Ashburn, Virginia for the operations of Brightline Digital.

We also lease four offices in Turkey, for the operations of Glimpse Turkey and PulpoAR.

Our current facilities are leased and adequate to meet our ongoing needs. If we require additional space or expand geographically, we may seek additional facilities on commercially reasonable terms at such time.

Human Capital

At June 30, 2023, we had 186 full time employees, primarily software developers, engineers and 3D artists. Of these, 86 are based in the US and 100 internationally in Turkey.

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

Health epidemics, including the COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners and customers operate. For example, sales cycles had generally lengthened and some customers delayed purchase decisions.

Our business and operations could be adversely affected by health epidemics, including reemergence of the COVID-19 pandemic, impacting the markets and communities in which we, our partners and customers operate. The COVID-19 pandemic caused significant business and financial markets disruption worldwide and, if there is a reemergence of it or other epidemics they could cause disruptions on both a nationwide and global level, as well as the ongoing effects on our business.

For example, as a result of the COVID-19 pandemic, we saw the length of our sale cycles generally increase and some of our customers delayed purchase decisions. A decline in revenue or the collectability of our receivables could harm our business.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability. There is doubt about our ability to continue as a going concern.

Since inception, we have incurred significant net losses. As of June 30, 2023 and June 30, 2022, we had an accumulated deficit of approximately $56.6 million and $28.1 million respectively. The net loss for the fiscal year ended June 30, 2023 was approximately $28.6 million and fiscal year ended June 30, 2022 was approximately $6.0 million. To date, we have devoted our efforts towards securing financing, building and evolving our technology platform and creating an infrastructure that allows for the growth of such technology platform. We expect to continue to incur significant expenses and potential operating losses for the foreseeable future. We believe that the cash and cash equivalents balance of $5.6 million at June 30, 2023 may not be sufficient to fund our operating expenses and capital requirements for one year after the date this filing is made. The combination of operating losses, cash expected to be used to continue operating activities and uncertain conditions relating to additional capital raises and continued revenue growth creates an uncertainty about the Company’s ability to continue as a going concern. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

We may not be successful in raising additional capital necessary to meet expected funding needs. If we need additional funding for operations and we are unable to raise it, we may not be able to continue our business operations.

We expect our capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources will depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.

Our market is competitive and dynamic. New competing products and services could be introduced at any time that could result in reduced profit margins and loss of market share.

The Immersive technology industries are very dynamic, with new technology and services being introduced by a range of players, from larger established companies to start-ups, on a frequent basis. Our competitors may announce new products, services, or enhancements that better meet the needs of end-users or changing industry standards. Further, new competitors or alliances among competitors could emerge. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the worldwide Immersive technology markets are increasingly competitive. A number of companies developing Immersive technology products and services compete for a limited number of customers. Some of our competitors in this market have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in developing, marketing and distributing products. Potential pricing pressure could result in significant price erosion, reduced profit margins and loss of market share, any of which could have a material adverse effect on our business, results of operations, financial position and liquidity.

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

We have material customer concentration, with a limited number of customers accounting for a material portion of our 2023 revenues.

For the years ended June 30, 2023 and 2022, our five largest customers, accounted for approximately 59% and 66% of our revenues, respectively. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, some of our contracts with these customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations and/or trading price of our common stock.

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

Once the platform is further developed, the size of our community of customers on our platforms is critical to our success. Our ability to achieve profitability in the future will depend, in large part, on our ability to add new customers, while retaining and even expanding offerings to existing customers. Our customers can generally decide to cease using our solutions at any time. While we have experienced customer growth, this growth may not continue at the same pace in the future or at all. In addition, it is possible that a recurrence of COVID-19 or a like kind pandemic occurrence may have a deleterious effect on our customer growth in the future. Achieving growth in our customer base may require us to engage in increasingly sophisticated and costly sales and marketing efforts that may not result in additional customers. We may also need to modify our pricing model to attract and retain such customers. If we fail to attract new customers or fail to maintain or expand existing relationships in a cost-effective manner, our business and future prospects may be materially and adversely impacted.

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

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our initial public offering; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.

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

A failure in our information technology, or IT, systems could cause interruptions in our services, undermine the responsiveness of our services, disrupt our business, damage our reputation and cause losses.

Our IT systems support all phases of our operations, including finance, marketing, customer development and the business of customer support services. If our systems fail to perform, we could experience disruptions in operations, slower response time or decreased customer satisfaction. System interruptions, errors or downtime can result from a variety of causes, including changes in customer usage patterns, technological failures, changes to our systems, linkages with third-party systems and power failures. Our systems may be vulnerable to disruptions from human error, execution errors, errors in models, employee misconduct, unauthorized trading, external fraud, computer viruses, distributed denial of service attacks, computer viruses or cyberattacks, terrorist attacks, natural disaster, power outage, capacity constraints, software flaws, events impacting key business partners and vendors, and similar events.

It could take an extended period of time to restore full functionality to our technology or other operating systems in the event of an unforeseen occurrence. Instances of fraud or other misconduct might also negatively impact our reputation and customer confidence in us, in addition to any direct losses that might result from such instances. Despite our efforts to identify areas of risk, oversee operational areas involving risks, and implement policies and procedures designed to manage these risks, there can be no assurance that we will not suffer unexpected losses, reputational damage or regulatory actions due to technology or other operational failures or errors, including those of our vendors or other third parties.

If we fail to prevent security breaches, improper access to or disclosure of our data or user data, or other hacking and attacks, we may lose users, and our business, reputation, financial condition and results of operations may be materially and adversely affected.

Our business can include the hosting and/or transmission of proprietary information and sensitive or confidential data. In connection with our services business, some of our employees also have access to its customers’ confidential data and other information, which could be compromised, whether intentionally or unintentionally, by our employees, consultants or vendors.

We have privacy and data security policies in place that are designed to prevent security breaches and we have employed significant resources to develop our security measures against breaches. However, as technologies evolve, and the portfolio of the service providers with which the Company shares confidential information with grows, we could be exposed to increased risk of breaches in security and other illegal or fraudulent acts, including cyberattacks. The evolving nature of such threats, in light of new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering and forgery, is making it increasingly challenging to anticipate and adequately mitigate these risks.

We may be subject to these types of attacks. If we are unable to avert these attacks and security breaches, we could be subject to significant legal and financial liabilities, our reputation would be harmed and we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us, our suppliers, customers or other participants, or the internet infrastructure on which we depend. Actual or anticipated attacks and risks may cause us to incur significantly higher costs, including costs to deploy additional personnel and network protection technologies, train employees, and engage third-party experts and consultants. While we do carry cybersecurity insurance, we may not be able to mitigate such risks to any third party. Cybersecurity breaches would not only harm our reputation and business, but also could materially decrease our revenue and net income.

A compromise of the security of our information technology systems leading to theft or misuse of our own or our clients’ proprietary or confidential information, or the public disclosure or use of such information by others, could result in losses, third-party claims against us and reputational harm, including the loss of clients. The theft or compromise of our or our clients’ information could negatively impact our reputation, financial results and prospects. In addition, if our reputation is damaged due to a data security breach, our ability to attract new engagements and clients may be impaired or we may be subjected to damages or penalties, which could negatively impact our businesses, financial results or financial condition.

RISKS RELATED TO OUR ACQUISITION STRATEGY

We may be unable to obtain additional financing, if required, to fund the existing operations of the business, complete future acquisitions or to fund the development and commercialization of the companies, technologies, or intellectual property.

Our primary business strategy is to: 1) generate and increase revenues of existing subsidiary companies and 2) to further enhance our presence in the Immersive technology market through the acquisition of additional companies, technologies, or intellectual property. If our existing subsidiary companies do not achieve sufficient levels of revenue and profits, we may be required to seek additional financing through the issuance of equity or debt securities or other arrangements to finance the operations of the business.

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

The price of our securities may vary significantly due to results of operations, general market or economic conditions. Furthermore, an active trading market for our securities may not exist or be sustained. You may be unable to sell your securities unless a market can be established and sustained.

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

We lease other office space in Fort Worth, Texas, and Ashburn, Virginia. We also lease several small offices in Turkey for the operations of Glimpse Turkey.

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

Holders of Record

Our common stock is listed on the NASDAQ under the ticker symbol “VRAR.” As of September 22, 2023, we had 122 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Recent Sales of Unregistered Securities

For the period April 1 to June 30, 2023:

	Number of Shares	Cash Proceeds	Value of Shares
Exercise of options	345	$-	$1,553
Contingent acquisition obligation	285,714	-	1,184,285
Compensation and vendor expense	75,738	-	307,835
Total	361,797	$-	$1,493,673

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis of the results of operations and financial condition of The Glimpse Group, Inc. and its wholly owned subsidiaries (collectively referred to as “Glimpse” or the “Company”) as of and for the years ended June 30, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

Overview

We are an Immersive technology company, comprised of a diversified group of wholly-owned and operated Virtual (“VR”) and Augmented (“AR”) Reality software and services companies, providing enterprise-focused software, services and solutions. We believe that we offer significant exposure to the rapidly growing and potentially transformative Immersive technology markets, while mitigating downside risk via our diversified model and ecosystem.

Our platform of Immersive technology subsidiary companies, collaborative environment and diversified business model aims to simplify the challenges faced by companies in the emerging Immersive technology industry, potentially improving each subsidiary company’s ability to succeed, while simultaneously providing investors an opportunity to invest directly via a diversified infrastructure.

By leveraging our platform, we strive to cultivate and manage the business operations of our Immersive technology subsidiary companies, with the goal of allowing each underlying company to better focus on mission-critical endeavors, collaborate with the other subsidiary companies, reduce time to market, optimize costs, improve product quality and leverage joint go-to-market strategies. Subject to operational, market and financial developments and conditions, we intend to carefully add to our current portfolio of subsidiary companies via a combination of organic expansion and/or outside acquisitions.

The Immersive technology industry is an early-stage technology industry with nascent markets. We believe that this industry has significant growth potential across verticals, may be transformative and that our diversified platform and ecosystem create important competitive advantages. Our subsidiary companies currently target a wide array of industry verticals, including but not limited to: Corporate Training, Education, Healthcare, Government & Defense Branding/Marketing/Advertising, Retail, Financial Services, Food & Hospitality, Media & Entertainment, Architecture/Engineering/Construction (“AEC”), Corporate Events and Presentations, Beauty and Cosmetics, and Social VR support groups and therapy. We do not currently target direct-to-consumer (“B2C’) customers, we focus primarily on the business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”) segments. In addition, we are hardware agnostic.

At the time of this filing, we have approximately 165 full time employees, primarily software developers, engineers and 3D artists. Of these, approximately 77 are based in the US and 88 internationally primarily in Turkey.

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

Principles of Consolidation

The consolidated financial statements include the balances of Glimpse and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The principal estimates relate to the valuation of allowance for doubtful accounts, stock options, warrants, revenue recognition, cost of goods sold, allocation of the purchase price of assets relating to business combinations, calculation of contingent consideration for acquisitions and fair value of intangible assets.

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

Intangible assets (other than Goodwill)

Intangible assets represent the allocation of a portion of an acquisition’s purchase price. They include acquired customer relationships and developed technology purchased. Intangible assets are stated at allocated cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the related assets. The Company reviews intangibles, being amortized, for impairment when current events indicate that the fair value may be less than the carrying value.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method. Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used, other than goodwill, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared with the asset’s carrying amount. If the estimated future cash flows from the use of the asset are less than the carrying value, an impairment charge would be recorded to write down the asset to its estimated fair value.

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

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s consolidated balance sheets as of June 30, 2023 and 2022. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

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

Disaggregation of Revenue

The Company generated revenue for the years ended June 30, 2023 and 2022 by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR and AR software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

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

Revenue for Software License is recognized at the point of time in which the Company delivers the software and customer accepts delivery. Software License often include third party components that are a fully integrated part of the Software License stack and are therefore considered as one deliverable and performance obligation. If there are significant contractually stated ongoing service obligations to be performed during the term of the Software License or SaaS contract, then revenues are recognized ratably over the term of the contract.

Employee Stock-Based Compensation

The Company recognizes stock-based compensation expense related to grants to employees or service providers based on grant date fair values of common stock or the stock options, which are amortized over the requisite period, as well as forfeitures as they occur.

The Company values the options using the Black-Scholes Merton (“Black Scholes”) method utilizing various inputs such as expected term, expected volatility and the risk-free rate. The expected term reflects the application of the simplified method, which is the weighted average of the contractual term of the grant and the vesting period for each tranche. Expected volatility is based upon historical volatility for a rolling previous year’s trading days of the Company’s common stock. The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected life of the award.

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

Recent Accounting Pronouncements

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates (ASC 326). The Company will be required to use a forward-looking expected credit loss model for accounts receivable, notes receivable, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities, if any, will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company will adopt this standard on July 1, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. The Company will adopt this standard on July 1, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Highlights

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

Summary P&L

	For the Years Ended
	June 30,		Change
	2023	2022	$	%
	(in millions)
Revenue	$13.48	$7.27	$6.21	85%
Cost of Goods Sold	4.26	1.24	3.02	244%
Gross Profit	9.22	6.03	3.19	53%
Total Operating Expenses	38.02	12.37	25.65	207%
Loss from Operations before Other Income (Expense)	(28.80)	(6.34)	(22.46)	-354%
Other Income (Expense), net	0.24	0.37	(0.13)	35%
Net Loss	$(28.56)	$(5.97)	$(22.59)	-378%

Revenue

	For the Years Ended
	June 30,		Change
	2023	2022	$	%
	(in millions)
Software Services	$12.59	$6.72	$5.87	87%
Software License/Software as a Service	0.89	0.55	0.34	62%
Total Revenue	$13.48	$7.27	$6.21	85%

Total revenue for the year ended June 30, 2023 was approximately $13.48 million compared to approximately $7.27 million for the year ended June 30, 2022, an increase of approximately 85%. The increase reflects the addition of subsidiary companies through acquisitions and new customers.

We break out our revenues into two main categories – Software Services and Software License.

●	Software Services revenues are primarily comprised of Immersive technology projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed/acquired Immersive technology software as licenses or as software-as-a-service (“SaaS”).

For the year ended June 30, 2023, Software Services revenue was approximately $12.59 million compared to approximately $6.72 million for the year ended June 30, 2022, an increase of approximately 87%. The increase reflects the addition of subsidiary companies through acquisitions and new customers.

For the year ended June 30, 2023, Software License revenue was approximately $0.89 million compared to approximately $0.55 million for the year ended June 30, 2022, an increase of approximately 62%. The increase reflects the addition of subsidiary companies through acquisitions and new customers. As the Immersive technology industries continue to mature, we expect our Software License revenue to continue to grow.

For the year ended June 30, 2023, non-project revenue (i.e., Immersive technology software and services revenue only), was approximately $4.23 million compared to approximately $4.18 million for the year ended June 30, 2022, an increase of approximately 1%. For the year ended June 30, 2023, non-project revenue accounted for approximately 31% of total revenues compared to approximately 57% for the year ended June 30, 2022. The decrease reflects the additions of BLI during 2023 and S5D during 2022, which primarily generate project revenue, representing an increased portion of total revenue.

Gross Profit

	For the Years Ended
	June 30,		Change
	2023	2022	$	%
	(in millions)
Revenue	$13.48	$7.27	$6.21	85%
Cost of Goods Sold	4.26	1.24	3.02	244%
Gross Profit	9.22	6.03	3.19	53%
Gross Profit Margin	68%	83%

Gross profit was approximately 68% for the year ended June 30, 2023 compared to approximately 83% for the year ended June 30, 2022. The decrease was driven by the addition of BLI and S5D lower margin project revenue.

For the years ended June 30, 2023 and 2022, internal staffing was approximately $2.52 million (59% of total cost of goods sold) and approximately $1.02 million (82% of total cost of goods sold), respectively. The decrease in internal staffing as a percentage of total cost of goods sold was due to the addition of BLI and S5D, which have a higher utilization of external production sources.

Operating Expenses

	For the Years Ended
	June 30,		Change
	2023	2022	$	%
	(in millions)
Research and development expenses	$8.79	$6.16	$2.63	43%
General and administrative expenses	5.04	4.45	0.59	13%
Sales and marketing expenses	7.49	3.14	4.35	139%
Amortization of acquisition intangible assets	2.05	0.48	1.57	327%
Intangible asset impairment	15.35	-	15.35	N/A
Change in fair value of acquisition contingent consideration	(0.70)	(1.86)	1.16	-62%
Total Operating Expenses	$38.02	$12.37	$25.65	207%

Operating expenses for the year ended June 30, 2023 were approximately $38.02 million compared to $12.37 million for the year ended June 30, 2022, an increase of approximately 207%. The increase is driven primarily by the non-cash impairment and amortization of intangible assets relating to acquisitions, the addition of new subsidiaries through acquisitions and headcount additions to support growth.

Research and Development

Research and development expenses (primarily representing headcount related costs) for the year ended June 30, 2023 were approximately $8.79 million compared to $6.16 million for the year ended June 30, 2022, an increase of approximately 43%. This reflects the addition of several new subsidiaries through acquisitions (primarily headcount and software expenses) and core headcount additions to support growth.

General and Administrative

General and administrative expenses (primarily representing headcount and administrative related costs) for the year ended June 30, 2023 were approximately $5.04 million compared to $4.45 million for the year ended June 30, 2022, an increase of approximately 13%. This reflects the addition of new subsidiaries through acquisitions.

Sales and Marketing

Sales and marketing expenses (primarily representing headcount, including incentive based, related costs) for the year ended June 30, 2023 were approximately $7.49 million compared to $3.14 million for the year ended June 30, 2022, an increase of approximately 139%. This increase primarily reflects the addition of new subsidiaries through acquisitions, including both headcount and increased use of outside marketing events / firms to drive revenue growth, and employee incentives based on achievement of certain revenue targets.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the year ended June 30, 2023 was approximately $2.05 million compared to $0.48 million for the year ended June 30, 2022, an increase of approximately 327%. This primarily reflects the addition of new subsidiaries through acquisitions.

Intangible Asset Impairment

Intangible asset impairment for the year ended June 30, 2023 was an expense of approximately $15.35 million compared to none in the previous year. This expense primarily represents impairment of S5D goodwill and long-lived assets. Also included is the impairment of AUGGD goodwill and long-lived assets.

S5D

As part of the Company’s annual review of goodwill impairment, it was determined that recent unfavorable trends in the S5D business indicated goodwill and long-lived assets of this subsidiary were impaired as of June 30, 2023. Actual revenue and financial results since acquisition, and to a greater extent in recent quarters, have significantly underperformed the expectations that were employed to determine fair value at acquisition. Cash flow of the S5D business was negative for the year ended June 30, 2023. This negative cash flow was the result of significant declines or loss in revenue from key customers compared to previous years and occurred notwithstanding cost-cutting efforts to mitigate the negative results. Declining revenue trends indicate the S5D business may not be able to generate positive cash flow for the foreseeable future. The Company believed that this trend would reverse itself based on expected significant new revenue bookings, however new revenue did not materialize and are not expected to going forward. Continued weak new order bookings have continued through the issue date of this 10-K filing.

Based on the expectations that the S5D business may not be able to produce positive cash flow for the foreseeable future and no expected market for selling the S5D business, it was determined that S5D’s long-lived assets and goodwill were fully impaired as of June 30, 2023. This determination, based on undiscounted cash flow projections, resulted in an intangible asset impairment expense of $14.87 million, representing a full write off of the net carrying value of S5D goodwill and long-lived assets.

At this time, the S5D business will continue to operate.

AUGGD

In March 2023, primarily due to a lack of market traction, a decision was made by the Company to cease the operations of its wholly owned subsidiary MotionZone, LLC (dba “AUGGD”) and divest any related assets and potential liabilities. Based on business projections, the assets of AUGGD were not expected to generate measurable revenue, and therefore no cash flow, and were deemed worthless with no future benefit. In April 2023 the Company executed an amendment to the original asset purchase agreement of AUGGD whereby the assets were transferred to a new independent entity, majority owned by the original sellers of AUGGD, in return for a 19.99% interest in said new entity. Glimpse considers this entity to have no measurable fair value for the foreseeable future.

Accordingly, an intangible asset impairment expense of $0.48 million, representing a full write off of the net carrying value of AUGGD goodwill and long-lived assets has been recorded.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the year ended June 30, 2023 was a gain of approximately $0.70 million compared to a gain $1.86 million for the year ended June 30, 2022. This represents a change in the fair value of the contingent consideration liability related to the BLI (2023) and S5D (2022) acquisitions. The change is driven primarily by changes in the common stock price of Glimpse between measurement dates and revisions to revenue projections. These gains were offset by expenses related to XRT (2023) and AUGGD (2022) representing additional contingent consideration due for certain revenue thresholds being met that were not anticipated at the respective closings.

Other Income (Expense)

	For the Years Ended
	June 30,		Change
	2023	2022	$	%
	(in millions)
Forgiveness of PPP loan	$-	$0.62	$(0.62)	N/A
Interest income	0.24	0.03	0.21	700%
Loss on conversion of convertible notes	-	(0.28)	0.28	N/A
Other Income (Expense), net	$0.24	$0.37	$(0.13)	-35%

Other income (expense), net for the year ended June 30, 2023 consisted of other income of approximately $0.24 million compared to other income, net of approximately $0.37 million for the year ended June 30, 2022, a decrease of approximately 35%. The decrease was primarily due to a reduction in income relating to the forgiveness of a Paycheck Protection Plan loan, offset by higher interest earned on cash deposits during the year ended June 30, 2023.

Net loss

For the year ended June 30, 2023, we incurred a net loss of approximately $28.57 million compared to a net loss of approximately $5.97 million for the year ended June 30, 2022, an increase of approximately 379% year-over-year. The increase is driven by non-cash intangible asset impairment and amortization expenses relating to previous acquisitions and the addition of newly acquired subsidiaries’ expenses outpacing the increase in revenue and gross profit.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA loss for the years ended June 30, 2023 and 2022:

	For the Years Ended
	June 30,
	2023	2022
	(in millions)
Net loss	$(28.56)	$(5.97)
Depreciation and amortization	2.19	0.54
EBITDA loss	(26.37)	(5.43)
Stock based compensation expenses	4.98	3.08
Change in fair value of acquisition contingent consideration	(0.70)	(1.86)
Intangible asset impairment	15.35	-
Acquisition related expenses	0.28	0.58
Stock based financing related expenses	-	0.28
Forgiveness of PPP loan	-	(0.62)
Adjusted EBITDA loss	$(6.46)	$(3.97)

Adjusted EBITDA loss for year ended June 30, 2023 was $6.46 million compared to $3.97 million for the comparable 2022 period. The increase in EBITDA loss was driven by an increase in operating expense outlays in all areas of the Company to propel future growth, including the acquisition of several new subsidiaries. This increase in operating expense outlays was partially offset by non-cash expenses.

Going Concern

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued.

The Company has incurred recurring losses since its inception, including a net loss of $28.6 million for the year ended June 30, 2023. In addition, as of June 30, 2023, the Company had an accumulated deficit of $56.6 million. The Company expects to continue to generate negative cash flow for the foreseeable future. The Company expects that its cash and cash equivalents as of June 30, 2023 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements and the Company will need to obtain additional funding. Accordingly, the Company has concluded that doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

Outside of potential revenue growth generated by the Company, in order to alleviate the going concern the Company may take actions which could include but are not limited to: further cost reductions, equity or debt financings and restructuring of potential future cash contingent acquisition liabilities.  There is no assurance that these actions will be taken or be successful if pursued.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described.

Potential liquidity resources

Potential liquidity resources may include the sale of common stock pursuant to an untapped $100 million S-3 registration statement filed with the SEC on October 28, 2022. Such financing may not be available on terms favorable to the Company, or at all.

Liquidity and Capital Resources

	For the Years Ended
	June 30,		Change
	2023	2022	$	%
	(in millions)
Net cash used in operating activities	$(9.16)	$(4.94)	$(4.22)	-85%
Net cash used in investing activities	(3.53)	(5.06)	1.53	30%
Net cash provided by financing activities	0.06	26.48	(26.42)	-100%
Net increase (decrease) in cash, cash equivalents and restricted cash	(12.63)	16.48	(29.11)	-177%
Cash, cash equivalents and restricted cash, beginning of year	18.25	1.77	16.48	931%
Cash, cash equivalents and restricted cash, end of year	$5.62	$18.25	$(12.63)	-69%

Operating activities

Net cash used in operating activities for the year ended June 30, 2023 was approximately $9.16 million, compared to approximately $4.94 million for the year ended June 30, 2022. This is primarily driven by an increase in net loss and a decrease in accounts payable and deferred revenue primarily related to the BLI acquisition.

Investing activities

Net cash used in investing activities for the year ended June 30, 2023 was approximately $3.53 million compared to approximately $5.06 million for the year ended June 30, 2022. This primarily reflects the difference in the cash component of the BLI 2023 acquisition compared to the S5D, XR Terra and PulpoAR 2022 acquisitions. 2023 also included a $1.0 million cash contingent consideration payment made to S5D.

Financing activities

Cash flow provided from financing activities during the year ended June 30, 2023 was approximately $0.06 million, compared to $26.48 million for the prior period. Cash flow from financing activities for the 2022 period primarily reflects the net proceeds from our IPO and Securities Purchase Agreement.

Capital Resources

As of June 30, 2023, the Company had cash and cash equivalent balances of $5.62 million.

As of June 30, 2023, the Company had no outstanding corporate debt obligations.

As of June 30 2023, contingent consideration for acquisition liabilities contains cash components ranging up to $4.5 million, potentially payable through July 2025 contingent on BLI achieving certain revenue milestones.

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

We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering; (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If, as a result of our decision to reduce future disclosure, investors find our common stock less attractive, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Based on our evaluation under the 2013 framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2023, there was no change in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information for our executive officers and directors, their ages and position(s) with the Company.

Name	Age	Position
Executive Officers
Lyron Bentovim	54	President, Chief Executive Officer and Chairman of the Board
Maydan Rothblum	50	Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer, and Director
D.J. Smith	47	Chief Creative Officer and Director
Jeff Meisner	62	Chief Revenue Officer and Director
Tyler Gates	37	Chief Futurist Officer and Board Observer
Non-Executive Directors
Sharon Rowlands	64	Independent Director
Ian Charles	55	Independent Director and Chair of Audit Committee
Jeff Enslin	56	Independent Director and Chair of Governance Committee
Lemuel Amen	57	Independent Director and Chair of Strategy Committee
Alexander Ruckdaeschel	51	Independent Director and Chair of Compensation Committee

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

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee, a nominating and corporate governance committee, and a strategy committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

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

Strategy Committee

The members of our Strategy Committee are Lem Amen, Alexander Ruckdaeschel, Jeff Enslin and Lyron Bentovim. Lem Amen serves as the Chairperson of the Strategy Committee. The Strategy Committee’s responsibilities include:

●	identifying strategic trends within the Company and industry

●	analyzing the potential strategic impact of various financial, operational, technological and M&A alternatives

●	reviewing and making recommendations to our board of directors with respect to the Company’s strategic directions

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

The following table sets forth information concerning equity-based compensation for the fiscal year ending June 30, 2023 of our directors serving at such time who are not also named executive officers.

Name	Fiscal Year	Fees Earned ($)	Option Options (1)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Sharon Rowlands	2023		$100,000			$100,000

Jeffrey Enslin	2023		$100,000			$100,000

Lemuel Amen	2023		$100,000			$100,000

Alexander Ruckdaeschel	2023		$100,000			$100,000

Ian Charles	2023		$100,000			$100,000

(1)	The amounts disclosed represent the approximate aggregate grant date fair value of stock options granted to our named directors during Fiscal Year 2023 under the 2016 The Glimpse Group Incentive Plan. The assumptions used to compute the fair value are disclosed in Note 10 to our audited financial statements for Fiscal Year 2023. Such grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not reflect the actual economic value that will be realized by the named director upon the vesting of the stock options, the exercise of the stock options, or the sale of common stock acquired under such stock options.

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

SUMMARY COMPENSATION TABLE

The following is a summary of the compensation we paid for in the years ended June 30, 2023 and 2022, respectively, to our Executive Officers.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards ($) **	Option Award	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Lyron Bentovim	2023	$231,875	$-	51,255	$460,810	-	-	331	$744,271
President & CEO	2022	$257,500	$100,000	-	$-	-	-	8,417	$365,917

Maydan Rothblum	2023	$211,500	$-	36,360	$293,243	-	-	4,622	$545,724
CFO & COO	2022	$227,500	$75,000	-	$-	-	-	1,175	$303,675

David J Smith CCO	2023	189,000	$-	-	$101,418	-	-	1,120	$291,538
	2022	$205,000	$40,000	-	$-	-	-	1,188	$246,187

Jeff Meisner	2023	$198,000	$-	34,042	$-	-	-	4,602	$236,644
CRO*	2022	$91,667	$-	-	$-	-	-	-	$91,667

* Partial from February 1, 2022

Tyler Gates	2023	$175,583	$-	-	$18,058	-	-	3,601	$197,242
Chief Futurist Officer*

* Partial from August 1, 2022

**Represents stock-based compensation in lieu of reduced cash salary

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

Pursuant to the Plan, a maximum of 10,000,000 shares of our common stock shall be set aside and reserved for issuance. In addition, subject to adjustment as provided in the Plan, the share reserve will automatically increase on January 1 of each calendar year, for the period beginning on January 1, 2022 and ending on (and including) January 1, 2030 (each, an “Evergreen Date”) in an amount equal to five percent (5%) of the total number of shares of the Company’s common stock outstanding on December 31st immediately preceding the applicable Evergreen Date (the “Evergreen Increase”). Notwithstanding the foregoing, the Board may act prior to the Evergreen Date of a given year to provide that there will be no Evergreen Increase for such year, or that the Evergreen Increase for such year will be a lesser number of shares of the Company’s common stock than would otherwise occur pursuant to the preceding sentence. Any shares of Stock delivered under the Plan shall consist of authorized and unissued shares or treasury shares. Pursuant to these provisions, effective January 1, 2023 the number of shares of our common stock set aside for the Plan automatically increased to a total of approximately 11.3 million.

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

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of June 30, 2023, for our named executive officers.

Outstanding Equity Awards
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Lyron Bentovim	32,508	-	$4.00	8/1/2028	-	-
	10,836	-	$4.00	9/1/2029	-	-
	28,896	-	$4.50	1/1/2030	-	-
	2,333	-	$4.50	5/1/2030	-	-
	1,167	-	$4.50	7/1/2030	-	-
	14,448	-	$4.50	1/1/2031	-	-
	-	121,000	$7.00	2/15/2033	-	-
	-	1,089,000	$7.00	2/15/2033	-	-

Maydan Rothblum	250,000	-	$2.50	6/20/2027	-	-
	25,008	-	$4.00	9/1/2028	-	-
	8,336	-	$4.00	9/1/2029	-	-
	22,224	-	$4.50	1/1/2030	-	-
	2,333	-	$4.50	5/1/2030	-	-
	1,167	-	$4.50	7/1/2030	-	-
	11,112	-	$4.50	1/1/2031	-	-
	-	77,000	$7.00	2/15/2033	-	-
	-	693,000	$7.00	2/15/2033	-	-

D.J. Smith	20,004	-	$4.00	9/1/2028	-	-
	6,668	-	$4.00	9/1/2029	-	-
	14,232	-	$4.50	1/1/2030	-	-
	1,333	-	$4.50	5/1/2030	-	-
	667	-	$4.50	7/1/2030	-	-
	889	-	$4.50	11/1/2030	-	-
	11,556	-	$4.50	1/1/2031	-	-
	4,500	-	$7.00	1/6/2033	-	-
	-	22,000	$7.00	2/15/2033	-	-
	-	198,000	$7.00	2/15/2033	-	-
	4,500	-	$7.00	4/1/2033	-	-

Jeff Meisner	-	120,000	$7.00	6/1/2033	-	-

Tyler Gates	4,608	-	$7.00	1/6/2033	-	-
	4,608	-	$7.00	4/1/2033	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of September 22, 2023 by (1) each of our current directors; (2) each of the executive officers; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of September 22, 2023, there were 14,734,190 shares of our common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of September 22, 2023 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws.

	Common Stock		Percentage of
	Beneficially		Common Stock
Name of Beneficial Owner	Owned		Owned

Directors and Officers:

Lyron L. Bentovim
President, Chief Executive Officer and Chairman of the Board	1,136,456	(1)	7.68%

Maydan Rothblum
Chief Operating Officer, Chief Financial
Officer, Secretary and Treasurer	806,630	(2)	5.37%

D.J. Smith
Chief Creative Officer and Director	1,066,897	(3)	7.23%

Jeff Meisner
Chief Revenue Officer and Director	232,902	(4)	1.58%

Tyler Gates
Chief Futurist Officer	116,359	(5)	0.79%

Sharon Rowlands
Director and Chair of Compensation Committee	229,179	(6)	1.54%

Jeff Enslin
Director and Chair of Audit Committee	450,825	(7)	2.99%

Lemuel Amen
Director	142,910	(8)	0.97%

Alexander Ruckdaeschel
Director	39,444	(9)	0.27%

Ian Charles
Director and Chair of Audit Committee	27,226	(10)	0.18%

All officers and directors (10 persons)	4,248,828		26.90%

Beneficial owners of more than 5%

VRTech Consulting LLC(11)	1,002,548		6.82%

Darklight Partners LLC(12)	1,001,945		6.82%

Kissa Capital LLC(13)	898,038		6.11%

(1) Includes: 1,046,268 shares of common stock, of which 1,001,945 shares are owned by Darklight Partners LLC (an entity owned and managed by Mr. Bentovim) and fully vested options to purchase 90,188 shares of common stock.

(2) Includes: 486,450 shares of common stock and fully vested options to purchase 320,180 shares of common stock. An additional 3,528 shares of common stock are held by Mr. Rothblum’s mother.

(3) Includes: 1,002,548 shares of common stock owned by VRTech Consulting LLC (an entity owned and managed by Mr. Smith) and fully vested options to purchase 64,349 shares of common stock.

(4) Represents 232,902 shares of common stock

(5) Includes: 107,143 shares of common stock and fully vested options to purchase 9,216 shares of common stock.

(6) Includes: 83,163 shares of common stock, 139,349 fully vested options and 3,334 options that vest within 60 days

(7) Includes: 94,774 shares owned by Perimetre Capital, LLC (an entity owned and managed by Mr. Enslin), 349,384 fully vested option and 3,334 option that vest within 60 days

(8) Includes: 100,000 shares of common stock, 36,243 fully vested options and 3,334 options that vest within 60 days

(9) Includes: 5,000 shares of common stock, 27,777 fully vested options and 3,334 options that vest within 60 days

(10) Represents 20,559 fully vested options and 3,334 options that vest within 60 days

(11) VRTech Consulting LLC is an entity owned and managed by Mr. Smith, our Chief Creative Officer and Director.

(12) Darklight Partners LLC is an entity owned and managed by Mr. Bentovim, our President, Chief Executive Officer and Chairman.

(13) Kissa Capital LLC is an entity managed by Ariel Imas and having an address of 1775 York Avenue, New York, NY 10128.

Unless otherwise indicated, the business address of each of the individuals is c/o The Glimpse Group, Inc., 15 West 38 St., 12h Floor, New York, NY 10018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed or expected to be billed to us for professional services rendered with respect to the fiscal years ended June 30, 2023 and 2022:

	For the Year Ended
	June 30,
	2023	2022
Audit fees	$158,000	$119,000
Audit fees in connection with acquisitions	-	127,000
Other fees	9,000	62,000
Total Fees	$167,000	$308,000

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Board of Directors has adopted a policy governing the pre-approval by the Audit Committee of all services, audit and non-audit, to be provided to our Company by our independent auditors. Under the policy, the Audit Committee has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the Audit Committee must be submitted to the Audit committee by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the SEC’s rules on auditor independence.

The Audit Committee has considered the nature and amount of the fees billed by Hoberman & Lesser CPA’s LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Hoberman & Lesser CPA’s LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.1+	Amended and Restated 2016 Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.2	Limited Liability Company Agreement of Number 9, LLC entered into by the Company, effective as of February 13, 2018, incorporated by reference to Exhibit 10.2 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.3	Assignment of Technology, Patent, & Intellectual Property Agreement dated as of May 1, 2019, between the Company, Adept Reality, LLC and Aquinas Learning, Inc., incorporated by reference to Exhibit 10.3 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.4	Limited Liability Company Agreement of Adept Reality, LLC (f.k.a. Glimpse Group Consulting, LLC) entered into by the Company, effective as of May 3, 2017, incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.5	Limited Liability Company Agreement of D6 VR, LLC (f.k.a. Dataview VR, LLC) (f.k.a. Marketview VR, LLC) entered into by the Company, effective as of August 8, 2017, incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.6	Economics Interests Agreement dated as of March 30, 2017 by and between the Company, D6 VR, LLC (f.k.a Dataview VR, LLC) (f.k.a. Marketview VR, LLC), and Andy Maggio, incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.7	Economics Interests Agreement dated as of March 30, 2017 by and between the Company, D6 VR, LLC (f.k.a Dataview VR, LLC) (f.k.a. Marketview VR, LLC), and Brennan McTernan, incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.8	Master Acquisition Agreement, dated as of April 1, 2018, among the Company, Early Adopter LLC, Early Adopter and Jay Van Buren, Lynn Van Buren, Marjorie Van Buren, Valerie Eakes-Kann, Joe Unander, and Christopher Gaughan, incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021

10.9	Bill of Sale entered into on April 1, 2018 by and between Early Adopter, and Jay Van Buren, Lynn Van Buren, Marjorie Van Buren, Valerie Eakes-Kann, Joe Unander, and Christopher Gaughan and Early Adopter, LLC, incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.10	Limited Liability Company Agreement of Early Adopter, LLC entered into by the Company, effective as of April 1, 2018, incorporated by reference to Exhibit 10.10 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.11	Master Acquisition Agreement dated as of October 31, 2016, by and between the Company, Crafty Games, LLC and Foretell Studios, LLC (f.k.a. Dire Studios, LLC) , incorporated by reference to Exhibit 10.11 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.12	Bill of Sale entered into on October 31, 2016 by and between Crafty Games, LLC and Foretell Studios, LLC (f.k.a. Dire Studios, LLC) , incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.13	Right of First Refusal Agreement dated as of December 30, 2019 by and between The Company and Membit Inc., incorporated by reference to Exhibit 10.13 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.14	Limited Liability Company Agreement of Immersive Health Group, LLC entered into by the Company, effective as of October 13, 2017, incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.15	Limited Liability Company Agreement of KabaQ 3D Technologies, LLC entered into by the Company, effective as of May 30, 2017, incorporated by reference to Exhibit 10.15 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.16	Master Acquisition Agreement dated as of November 8, 2016, among the Company, KabaQ 3D Food Technologies, LLC and Alper Guler, incorporated by reference to Exhibit 10.16 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.17	Bill of Sale entered into on November 8, 2016 by and between the Company, KabaQ Food Technologies, LLC and Alper Guler, incorporated by reference to Exhibit 10.17 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.18	Master Development Agreement dated as of July 14, 2017 by and between Pandora Reality LLC and KabaQ 3D Technologies, LLC, incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.19	Agreement entered into as of June 12, 2017 by and among the Company, KabaQ 3D Food Technologies, LLC, Alper Guler and Caner Soyer, incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.20	Master Acquisition Agreement dated as of October 28, 2016 among the Company, PresentAR and LocateAR and Liron Lerman, incorporated by reference to Exhibit 10.20 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.21	Limited Liability Company Agreement of Kreatar LLC entered into by the Company, effective as of May 30, 2017, incorporated by reference to Exhibit 10.21 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.22	Bill of Sale entered into on October 28, 2016 by and between the Company, PresentAR and LocateAR and Liron Lerman, incorporated by reference to Exhibit 10.22 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.23	Amendment to Master Acquisition Agreement II dated as of November 12, 2018 by and between the Company and Liron Lerman, incorporated by reference to Exhibit 10.23 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.24	Technology & Intellectual Property Assignability Agreement dated as of March 29, 2018 among the Company, LocateAR, LLC and Kreatar, incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.25+	Employment Agreement dated May 13, 2021 by and between the Company and Lyron Bentovim, incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.26+	Employment Agreement dated May 13, 2021 by and between the Company and Maydan Rothblum, incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.27+	Employment Agreement dated May 13, 2021 by and between the Company and David J. Smith, incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.28	Form of Series A Round Subscription Agreement, incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021. , incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.29	Form of Seed Round Subscription Agreement, incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.30	Form of Interim Round Subscription Agreement, incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.31	Form of Convertible Note I Promissory Note, incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.32	Form of Convertible Note II Securities Purchase Agreement, incorporated by reference to Exhibit 10.32 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.33	Form of Convertible Note II Promissory Note, incorporated by reference to Exhibit 10.33 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.34	Placement Agent Agreement dated October 28, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2021.

10.35	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2021.

10.36	Form of Immediately Exercisable Warrants, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 3, 2021.

10.37	Form of Warrants Exercisable after Six Months, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 3, 2021.

10.38	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 3, 2021.

10.39+	Executive Employment Agreement dated February 1, 2022, by and between the Company and Jeff Meisner, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2022.

10.40	Membership Interest sale Agreement between the Company and Sector 5 Digital, LLC, dated December 2, 2021, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on February 14, 2022.

10.41	Agreement and Plan of Merger by and among the Company, Glimpse Merger Sub, LLC, and Erik Muendel, the Bradley S. Nierenberg Trust, Bruce Gates, Joyce Gates, Barton Gates and Tyler Gates (each a “Seller” and, collectively, the “Sellers”), Bruce Gates, solely in his capacity as representative of Sellers, and Brightline Interactive, LLC, a Virginia limited liability company (“BLI”) dated May 25, 2022, incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed on September 28, 2022.

10.42+	Executive Employment Agreement dated August 1, 2022 by and between the Company and Tyler Gates, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 2, 2022.

10.43	Bentovim Option Agreement, dated February 15, 2023, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2023

10.44	Rothblum Option Agreement, dated February 15, 2023, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2023

10.45	Smith Option Agreement, dated February 15, 2023, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2023

10.46	Option Agreement, dated June 1, 2023, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 06, 2023

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

21.1*	List of Subsidiaries

31.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+ Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GLIMPSE GROUP, INC.
September 28, 2023
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

Date	Name and Title	Signature

September 28, 2023	Lyron Bentovim	/s/ Lyron Bentovim
President Chief Executive Officer & Chairman

September 28, 2023	Maydan Rothblum	/s/ Maydan Rothblum
Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer & Director

September 28, 2023	Jeff Meisner	/s/ Jeff Meisner
Chief Revenue Officer & Director

September 28, 2023	D.J. Smith	/s/ D.J. Smith
Chief Creative Officer & Director

September 28, 2023	Sharon Rowlands	/s/ Sharon Rowlands
Director

September 28, 2023	Jeff Enslin	/s/ Jeff Enslin
Director

September 28, 2023	Lemuel Amen	/s/ Lemuel Amen
Director

September 28, 2023	Alexander Ruckdaeschel	/s/ Alexander Ruckdaeschel
Director

September 28, 2023	Ian Charles	/s/ Ian Charles
Director

THE GLIMPSE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

THE GLIMPSE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Glimpse Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Glimpse Group, Inc. (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring net losses since its inception, expects to generate negative cash flow for the foreseeable future, and expects cash and cash equivalents as of June 30, 2023 may not be sufficient to fund operations for at least the next twelve months, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

September 28, 2023

MGI Worldwide is a network of independent audit, tax, accounting and consulting firms. MGI Worldwide does not provide any services and its member firms are not an international partnership. Each member firm is a separate entity and neither MGI Worldwide nor any member firm accepts responsibility for the activities, work, opinions or services of any other member firm. For more information visit www.mgiworld.com/

THE GLIMPSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2023	2022
ASSETS
Cash and cash equivalents	$5,619,083	$16,249,666
Investments	-	239,314
Accounts receivable	1,453,770	1,332,922
Deferred costs/contract assets	158,552	39,484
Prepaid expenses and other current assets	562,163	389,618
Total current assets	7,793,568	18,251,004

Equipment, net	264,451	245,970
Note receivable	-	250,000
Right-of-use assets	627,832	-
Intangible assets, net	4,284,151	4,063,485
Goodwill	11,236,638	13,464,760
Other assets	71,767	121,865
Restricted cash	-	2,000,000
Total assets	$24,278,407	$38,397,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$455,777	$340,139
Accrued liabilities	605,115	188,417
Accrued bonuses	1,072,097	169,262
Deferred revenue/contract liabilities	466,393	841,389
Asset purchase payable	-	734,037
Lease liabilities, current portion	405,948	-
Contingent consideration for acquisitions, current portion	5,120,791	1,966,171
Total current liabilities	8,126,121	4,239,415

Long term liabilities
Contingent consideration for acquisitions, net of current portion	4,505,000	5,340,800
Lease liabilities, net of current portion	423,454	-
Total liabilities	13,054,575	9,580,215
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 14,701,929 and 12,747,624 issued and outstanding	14,702	12,749
Additional paid-in capital	67,854,108	56,885,815
Accumulated deficit	(56,644,978)	(28,081,695)
Total stockholders’ equity	11,223,832	28,816,869
Total liabilities and stockholders’ equity	$24,278,407	$38,397,084

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2023	2022
Revenue
Software services	$12,587,192	$6,720,416
Software license/software as a service	895,172	547,197
Total Revenue	13,482,364	7,267,613
Cost of goods sold	4,266,013	1,241,149
Gross Profit	9,216,351	6,026,464
Operating expenses:
Research and development expenses	8,793,991	6,158,395
General and administrative expenses	5,037,359	4,450,362
Sales and marketing expenses	7,489,978	3,141,033
Amortization of acquisition intangible assets	2,045,587	481,515
Intangible asset impairment (inclusive of $12,855,723 goodwill impairment)	15,351,842	-
Change in fair value of acquisition contingent consideration	(696,722)	(1,862,229)
Total operating expenses	38,022,035	12,369,076
Loss from operations before other income (expense)	(28,805,684)	(6,342,612)

Other income (expense)
Forgiveness of Paycheck Protection Program loan	-	623,828
Interest income	242,401	32,227
Loss on conversion of convertible notes	-	(279,730)
Total other income (expense), net	242,401	376,325
Net Loss	$(28,563,283)	$(5,966,287)

Basic and diluted net loss per share	$(2.05)	$(0.51)

Weighted-average shares used to compute basic and diluted net loss per share	13,929,135	11,731,383

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2023 and 2022

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2021	7,579,285	$7,580	$20,936,050	$(22,115,408)	$(1,171,778)
Common stock issued in Initial Public Offering, net	1,912,500	1,913	11,819,451	-	11,821,364
Common stock issued in Securities Purchase Agreement, net	1,500,000	1,500	13,576,900	-	13,578,400
Common stock issued for convertible note conversion	324,150	324	1,605,852	-	1,606,176
Common stock issued for acquisitions	388,342	388	3,346,915	-	3,347,303
Common stock issued to satisfy legacy acquisition obligation	452,978	453	1,249,547	-	1,250,000
Common stock issued to vendors for compensation	19,753	20	198,207	-	198,227
Common stock issued for exercise of options	559,775	560	1,325,484	-	1,326,044
Common stock and stock option based compensation expense	10,841	11	2,348,460	-	2,348,471
Stock option-based board of directors expense	-	-	478,949	-	478,949
Net loss	-	-	-	(5,966,287)	(5,966,287)
Balance as of June 30, 2022	12,747,624	12,749	56,885,815	(28,081,695)	28,816,869
Common stock issued for acquisition	714,286	714	2,845,430	-	2,846,144
Common stock issued for satisfaction of prior year acquisition liability	214,288	214	733,823	-	734,037
Common stock issued for purchase of intangible asset - technology	71,430	71	326,364	-	326,435
Common stock issued to vendors for compensation	1,800	2	5,236	-	5,238
Common stock issued for exercise of options	42,341	42	66,069	-	66,111
Common stock issued to satisfy contingent acquisition obligations	755,255	755	3,058,608	-	3,059,363
Common stock and stock option based compensation expense	154,905	155	3,491,009	-	3,491,164
Stock option-based board of directors expense	-	-	441,754	-	441,754
Net loss	-	-	-	(28,563,283)	(28,563,283)
Balance as of June 30, 2023	14,701,929	$14,702	$67,854,108	$(56,644,978)	$11,223,832

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,563,283)	$(5,966,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,192,982	540,196
Common stock and stock option based compensation for employees and board of directors	4,974,519	2,893,297
Acquisition contingent consideration fair value adjustment	(696,722)	(1,862,229)
Impairment of intangible assets	15,351,842	-
Issuance of common stock to vendors as compensation	5,238	188,336
Loss on conversion of convertible notes	-	279,730
Forgiveness of Paycheck Protection Program loan	-	(623,828)
Adjustment to operating lease right-of-use asset and liability	(8,330)	-

Changes in operating assets and liabilities:
Accounts receivable	132,193	(295,076)
Pre-offering costs	-	470,136
Deferred costs/contract assets	433,557	(17,900)
Prepaid expenses and other current assets	(182,410)	(330,496)
Other assets	149,963	(32,000)
Accounts payable	(419,716)	(132,032)
Accrued liabilities	18,580	(73,475)
Accrued bonuses	(138,761)	(271,095)
Deferred revenue/contract liabilities	(2,412,066)	291,858
Net cash used in operating activities	(9,162,414)	(4,940,865)
Cash flow from investing activities:
Purchases of equipment	(146,333)	(201,998)
Acquisitions, net of cash acquired	(2,627,261)	(4,615,894)
Payment of contingent consideration for acquisitions	(1,000,000)	-
Sale (purchase) of investments	239,314	(239,314)
Net cash used in investing activities	(3,534,280)	(5,057,206)
Cash flows from financing activities:
Proceeds from initial public offering, net	-	11,821,364
Proceeds from securities purchase agreement, net	-	13,578,400
Proceeds from exercise of stock options	66,111	1,326,044
Issuance of note receivable	-	(250,000)
Net cash provided by financing activities	66,111	26,475,808

Net change in cash, cash equivalents and restricted cash	(12,630,583)	16,477,737
Cash, cash equivalents and restricted cash, beginning of year	18,249,666	1,771,929
Cash, cash equivalents and restricted cash, end of year	$5,619,083	$18,249,666
Non-cash Investing and Financing activities:
Common stock issued for acquisitions	$2,846,144	$3,347,303
Common stock issued for satisfaction of prior year acquisition lability	$734,037	$-
Common stock issued for purchase of intangible asset - technology	$326,435	$-
Issuance of common stock for satisfaction of contingent liability, net of note extinguishment	$318,571	$-
Extinguishment of note receivable for satisfaction of contingent liability	$250,000	$-
Contingent acquisition consideration liability recorded at closing	$7,325,000	$9,169,200
Issuance of common stock for satisfaction of contingent liability	$3,059,363	$-
Lease liabilities arising from right-of-use assets	$429,329	$-
Forgiveness of Paycheck Protection Program loan	$-	$623,828
Issuance of common stock for satisfaction of legacy acquisition liability	$-	$1,250,000
Conversion of convertible promissory notes into common stock	$-	$1,606,176
Issuance of warrants in connection with initial public offering	$-	$522,360
Issuance of warrants in connection with securities purchase agreement	$-	$8,797,546

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

NOTE 1. DESCRIPTION OF BUSINESS

The Glimpse Group, Inc. (“Glimpse” and together with its wholly owned subsidiaries, collectively, the “Company”) is an Immersive technology company, comprised of a diversified portfolio of wholly owned Virtual (VR) and Augmented (AR) Reality software and services companies. Glimpse’s subsidiary companies are located in the United States, Turkey and Israel. The Company was incorporated in the State of Nevada in June 2016.

Glimpse’s robust Immersive technology ecosystem, collaborative environment and business model strive to simplify the many challenges faced by companies in an emerging industry. Glimpse cultivates, optimizes and manages business operations while providing a strong network of professional relationships, thereby allowing the subsidiary company to maximize their time and resources in pursuit of mission-critical endeavors, reducing time to market, optimizing costs, improving product quality and leveraging joint go-to-market strategies, while simultaneously providing investors an opportunity to invest directly into the Immersive technology industry via a diversified platform.

The Company completed an initial public offering (“IPO”) of its common stock on the Nasdaq Capital Market Exchange (“Nasdaq”) on July 1, 2021, under the ticker VRAR. In addition, pursuant to a Securities Purchase Agreement (“SPA”) the Company sold additional common stock to certain institutional investors in November 2021. See Note 10.

NOTE 2. GOING CONCERN

At each reporting period, the Company evaluates whether there are conditions or events that raise doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s evaluation entails analyzing expectations for the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring losses since its inception, including a net loss of $28.6 million for the year ended June 30, 2023. In addition, as of June 30, 2023, the Company had an accumulated deficit of $56.6 million. The Company expects to continue to generate negative cash flow for the foreseeable future. The Company expects that its cash and cash equivalents as of June 30, 2023 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements and the Company will need to obtain additional funding. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

Outside of potential revenue growth generated by the Company, in order to alleviate the going concern the Company may take actions which could include but are not limited to: further cost reductions, equity or debt financings and restructuring of potential future cash contingent acquisition liabilities. There is no assurance that these actions will be taken or be successful if pursued.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described.

Potential Liquidity Resources

Potential liquidity resources may include the sale of common stock pursuant to an untapped $100 million S-3 registration statement filed with the United State Securities and Exchange Commission (“SEC”) on October 28, 2022. Such financing may not be available on terms favorable to the Company, or at all.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

The principal estimates relate to the valuation of allowance for doubtful accounts, stock options, warrants, revenue recognition, cost of goods sold, allocation of the purchase price of assets relating to business combinations, calculation of contingent consideration for acquisitions and fair value of intangible assets.

Cash and Cash Equivalents, Restricted Cash

Cash and cash equivalents consist of cash and deposits in bank checking accounts with immediate access and cash equivalents that represent highly liquid investments.

Restricted cash represented escrowed cash related to the Sector 5 Digital, LLC (“S5D”) acquisition and was fully disbursed in the year ended June 30, 2023 (see Note 7).

The components of cash, cash equivalents and restricted cash on the consolidated statements of cash flows as of June 30, 2023 and 2022 are as follows:

	As of June 30,	As of June 30,
	2023	2022
Cash and cash equivalents	$5,619,083	$16,249,666
Restricted cash	-	2,000,000
Total	$5,619,083	$18,249,666

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are provided for based upon a variety of factors, including historical amounts written-off, an evaluation of current economic conditions, and assessment of customer collectability. As of June 30, 2023 and 2022 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Customer Concentration and Credit Risk

Two customers accounted for approximately 47% (26% and 21%, respectively) of the Company’s total gross revenues during the year ended June 30, 2023. One of the same customers and one different customer accounted for approximately 54% (40% and 14%, respectively) of the Company’s total gross revenues during the year ended June 30, 2022.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

Two customers accounted for approximately 43% (29% and 14%, respectively) of the Company’s accounts receivable at June 30, 2023. One of the same customers and one different customer accounted for approximately 59% (37% and 22%, respectively) of the Company’s accounts receivable at June 30, 2022.

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

Intangible assets (other than Goodwill)

Intangible assets represent the allocation of a portion of an acquisition’s purchase price (see Note 6). They include acquired customer relationships and developed technology purchased. Intangible assets are stated at allocated cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the related assets. The Company reviews intangibles, being amortized, for impairment when current events indicate that the fair value may be less than the carrying value.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cashflows directly associated with the asset are compared with the asset’s carrying amount. If the estimated future cash flows from the use of the asset are less than the carrying value, an impairment charge would be recorded to write down the asset to its estimated fair value.

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

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s consolidated balance sheets as of June 30, 2023 and 2022. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

Disaggregation of Revenue

The Company generated revenue for the years ended June 30, 2023 and 2022 by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR and AR software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

Revenue for Software Services consulting services and website maintenance is recognized when the Company performs the services, typically on a monthly retainer basis.

Revenue for Software License is recognized at the point of time in which the Company delivers the software and customer accepts delivery. Software License often include third party components that are a fully integrated part of the Software License stack and are therefore considered as one deliverable and performance obligation. If there are significant contractually stated ongoing service obligations to be performed during the term of the Software License or SaaS contract, then revenues are recognized ratably over the term of the contract.

Timing of Revenue

The timing of revenue recognition for the years ended June 30, 2023 and 2022 was as follows:

	For the Years Ended
	June 30,
	2023	2022
Products and services transferred at a point in time	$10,479,570	$5,181,482
Products and services transferred/recognized over time	3,002,794	2,086,131
Total Revenue	$13,482,364	$7,267,613

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of June 30, 2023, the Company had approximately $2.16 million in unfulfilled performance obligations.

Employee Stock-Based Compensation

The Company recognizes stock-based compensation expense related to grants to employees or service providers based on grant date fair values of common stock or the stock options, which are amortized over the requisite period, as well as forfeitures as they occur.

The Company values the options using the Black-Scholes Merton (“Black Scholes”) method utilizing various inputs such as expected term, expected volatility and the risk-free rate. The expected term reflects the application of the simplified method, which is the weighted average of the contractual term of the grant and the vesting period for each tranche. Expected volatility is based upon historical volatility for a rolling previous year’s trading days of the Company’s common stock. The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected life of the award.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the years ended June 30, 2023 and 2022. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

Recent Accounting Pronouncements

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates (ASC 326). The Company will be required to use a forward-looking expected credit loss model for accounts receivable, notes receivable, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities, if any, will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company will adopt this standard on July 1, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. The Company will adopt this standard on July 1, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

NOTE 4. BUSINESS ACQUISITIONS AND ASSET ACQUISTION - TECHNOLGY

Acquisition - BLI

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

The aggregate consideration to the Members per the Merger Agreement consisted of: (a) $568,046 cash paid (net of working capital adjustments, as defined, of $505,787) at the August 1, 2022 closing (the “Closing”); (b) $1,926,167 of cash paid at the Closing to extinguish BLI’s outstanding debt and pay down other obligations; (c) 714,286 shares of the Company’s common stock fair valued at the Closing (which was the day’s closing price discounted for one year sales restriction from Closing); and (d) future purchase price considerations payable to the Members, up to a residual of $24,500,000. The $24,500,000 is based and payable on BLI’s achievement of certain revenue growth milestones at points in time and cumulatively during the three years post-Closing Date, the payment of which shall be made up to $12,000,000 in cash and the remainder in common shares of the Company, priced at the dates of the future potential share issuance subject to a common stock price floor of $7.00 per share, all as defined.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

The BLI acquisition’s fair value at Closing was $12,665,357.

The fair value allocation for the purchase price consideration paid at Closing was recorded as follows:

Purchase price consideration:
Cash paid to members at Closing	$2,494,213
Company common stock fair value at Closing	2,846,144
Fair value of contingent consideration to be achieved	7,325,000
Total purchase price	$12,665,357

Fair value allocation of purchase price:
Cash and cash equivalents	$15,560
Accounts receivable	253,041
Deferred costs/contract assets	552,625
Other assets	10,000
Equipment, net	55,580
Accounts payable and accrued expenses	(848,079)
Deferred revenue/contract liabilities	(2,037,070)
Intangible assets - customer relationships	3,310,000
Intangible assets - technology	880,000
Goodwill	10,473,700
Total fair value allocation of purchase price	$12,665,357

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

In accordance with GAAP, the fair value of the contingent consideration was remeasured at June 30, 2023, based on market conditions as of that date. The remeasurement resulted in a fair value amount at June 30, 2023 of $6.21 million, a decrease of approximately $1.11 million since Closing. The decrease in fair value of the contingent consideration is driven by revisions to BLI’s revenue projections and a decrease in the Company’s common stock price between the measurement dates. This decrease is recorded as a gain in operating expenses on the consolidated statement of operations (see Note 7).

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and BLI, as if the companies were combined for the years ended June 30, 2023 and 2022. The unaudited pro forma financial information includes the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at July 1, 2022.

The approximate unaudited pro forma financial information if BLI was included since July 1, 2021 would be:

	For the Years Ended June 30,
	2023	2022

Revenue	$13,485,000	$14,180,000
Net Loss	$(28,702,000)	$(6,698,000)

The pro forma net loss was adjusted to exclude approximately $0.28 million of acquisition-related costs incurred in 2023. The 2023 pro forma net loss includes a gain of approximately $1.11 million for contingent consideration fair value adjustments.

Costs related to the acquisition, which include legal, accounting and valuation fees, in the amount of approximately $0.28 million have been charged directly to operations and are included in general and administrative expenses on the consolidated statement of operations for the year ended June 30, 2023.

The Company recognized approximately $4.85 million in revenue and $1.03 million (inclusive of contingent consideration fair value adjustment gain of $1.11 million) of net loss related to BLI since the acquisition Closing date of August 1, 2022 through June 30, 2023 in the consolidated statement of operations.

Asset Acquisition - Technology

In November 2022, the Company entered into a technology assignment agreement with inciteVR (“IVR”), whereby the Company purchased the entire right, title and interest to certain VR/AR technology, as defined, to expand product offerings.

The Company issued 71,430 shares (calculated as defined) of the Company’s common stock, with a fair value (based on the Company’s common stock price at the close of business on the date of the assignment agreement) of approximately $327,000 in full payment of the assignment, with no further consideration obligations thereto. The $327,000 was recorded as intangible assets- technology on the Company’s consolidated balance sheet as of June 30, 2023.

Certain IVR owners became employees of Glimpse after the assignment.

Acquisition - S5D

In December 2021, Glimpse entered into a Membership Interest Sale Agreement (the “S5D Agreement”), with Sector 5 Digital, LLC (“S5D”) and each of the equity holders of S5D named therein (collectively, the “S5D Members”). S5D is an enterprise focused, immersive technology company that combines innovative storytelling with emerging technologies for industry leading organizations. At the time, the acquisition significantly expanded the Company’s operating and financial scale and introduced new tier 1 customers specifically in the defense contractor and industrial segments.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

In February 2022, S5D became a wholly-owned subsidiary of Glimpse.

The aggregate consideration consisted of: (a) $4.0 million cash paid at the February 1, 2022 closing (the “S5D Closing”); (b) 277,201 shares of the Company’s common stock valued at the date of acquisition (which was the day’s closing price discounted for one year sales restriction from S5D Closing) and released from escrow to the S5D Members at S5D Closing; and (c) future purchase price considerations (“contingent consideration”) payable to the S5D Members, up to $19.0 million ($2.0 million of which was escrowed at S5D Closing and was recorded as restricted cash on the June 30, 2022 consolidated balance sheet). The $19.0 million is based and payable on S5D’s and the Company’s achievement of certain revenue growth milestones during the three years post-S5D Closing, as defined, the payment of which shall be made up to $2.0 million in cash and the remainder in common stock of the Company, priced at the dates of the future potential share issuance and subject to a common stock floor price of $7.00/share. See Note 5 and 7.

The S5D acquisition’s fair value at S5D Closing was $15,466,503.

The fair value allocation for the purchase price consideration paid at close was recorded as follows:

Purchase price consideration:
Cash paid to members at closing	$4,000,000
Company common stock fair value when released from escrow at S5D Closing	2,297,303
Fair value of contingent consideration to be achieved	9,169,200
Total purchase price	$15,466,503

Fair value allocation of purchase price:
Cash and cash equivalents	$184,106
Accounts receivable	411,602
Other current assets	10,259
Equipment, net	60,479
Other assets	9,246
Accounts payable and accrued expenses	(183,806)
Contract liability (billings in excess of cost)	(451,106)
Intangible assets - customer relationships	2,820,000
Goodwill	12,605,723
Total fair value allocation of purchase price	$15,466,503

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Glimpse and S5D, as if the companies were combined for the year ended June 30, 2022. The unaudited pro forma financial information includes the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at July 1, 2021.

The approximate unaudited pro forma financial information if S5D was included since July 1, 2021 would be:

For the Year Ended
June 30, 2022

Revenue	$9,768,000
Net loss	$(5,841,000)

The pro forma net loss was adjusted to exclude approximately $182,000 of acquisition-related costs incurred in 2022. The 2022 pro forma net loss includes a gain of approximately $2.43 million for contingent consideration fair value adjustments.

Costs related to the acquisition, which include legal, accounting and valuation fees, in the amount of approximately $182,000 have been charged directly to operations and are included in general and administrative expenses on the consolidated statement of operations for the year ended June 30, 2022.

The results of operations of S5D have been included in the Company’s consolidated financial statements from the date of acquisition. For the years ended June 30, 2023 and 2022, S5D had revenue of $2.73 million and $1.40 million, respectively and net losses of $1.26 million and $0.73 million, respectively (exclusive of the intangible asset impairment write off, see Note 5, and change in fair value of contingent consideration) reported in the consolidated statements of operations.

Acquisition - AUGGD

In August 2021, the Company, through its wholly owned subsidiary company, MotionZone, LLC (dba AUGGD), completed an acquisition of certain assets, as defined, from Augmented Reality Investments Pty Ltd (“ARI”), an Australia based company providing augmented reality software and services. At the time, the acquisition was made to facilitate the Company’s endeavors in the Architecture, Engineering and Construction market segments.

Initial consideration for the purchase was $0.75 million payable in Company common stock. In August 2021, the Company issued 77,264 shares of common stock (calculated as defined in the asset acquisition agreement) to satisfy the purchase price. The acquisition agreement provides for additional contingent consideration in the form of Company common stock if certain future revenue targets are achieved through June 2024, with a maximum additional consideration of $5.25 million. At time of purchase, future revenue targets were not anticipated to be met and therefore no additional consideration beyond the initial consideration was expected. Potential future common stock issuance shall be priced at the dates of the future potential share issuance and subject to a common stock floor price of $7.00/share. If this subsidiary were sold within three years from the acquisition date, certain performance related consideration will be accelerated and become due even if not earned.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

The AUGGD acquisition’s fair value at its closing was $750,000.

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

In June 2022, AUGGD achieved its initial revenue threshold as defined in the asset acquisition agreement, and was issued shares of Company stock in July 2022 reflecting the payment of additional asset acquisition consideration. This additional consideration of approximately $0.57 million is included in operating expense on the consolidated statement of operations. See Notes 5, 13 and 14.

The results of operations of AUGGD have been included in the Company’s consolidated financial statements from the date of acquisition. For the years ended June 30, 2023 and 2022, AUGGD had revenue was $0.01 million and $0.29 million, respectively, and net losses of $0.33 million and $0.22 million, respectively (exclusive of the intangible asset impairment write off, see Note 5, and change in fair value of contingent consideration), reported in the consolidated statements of operations.

Pre-acquisition AUGGD financial data is not considered reliable and therefore no proforma results as if the acquisition had occurred on July 1, 2021 are included.

Acquisition - XR Terra

In October 2021, the Company, through its wholly owned subsidiary company, XR Terra, LLC (“XRT”), completed an acquisition of certain assets, as defined, from XR Terra, Inc., a developer of teaching platforms utilized in coding software used in VR and AR programming, a potential strategic growth segment for the Company as the immersive technology industry expands.

Initial consideration for the purchase was $0.60 million payable 50% in Company common stock and 50% in cash. In October 2021, the Company paid $0.30 million cash and issued 33,877 shares of common stock (calculated as defined in the asset acquisition agreement) to satisfy the purchase price. The acquisition agreement provides for additional contingent consideration in the form of Company common stock if certain future revenue targets are achieved through September 2024, with a maximum additional consideration of $2.0 million. At time of purchase, future revenue targets were not anticipated to be met and therefore no additional consideration beyond the initial consideration was expected. Potential future common stock issuance shall be priced at the dates of the future potential share issuance and subject to a common stock floor price of $7.00/share. If this subsidiary is sold within three years from the acquisition date, certain performance related consideration will be accelerated and become due even if not earned.

As of June 30 2022, no additional acquisition consideration had been earned and it was not anticipated that future additional consideration thresholds would be met. During the year ended June 30, 2023 certain revenue thresholds were met and are expected to be met in the future and the Company recognized additional consideration of $0.59 million. This is recorded as change in fair value of acquisition contingent consideration in the consolidated statements of operations. At June 30, 2023, no further revenue thresholds are anticipated to be met. See Notes 7 and 14.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

The XRT acquisition’s fair value at its closing was $600,000.

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

The results of operations of XRT have been included in the Company’s consolidated financial statements from the date of acquisition. For the years ended June 30, 2023 and 2022, XRT had revenue of $0.73 million and $0.18 million, respectively and net losses of $1.49 million and $0.53 million, respectively (exclusive of the change in fair value of contingent consideration), reported in the consolidated statements of operations.

Pre-acquisition XRT financial data is not considered reliable and therefore no proforma results as if the acquisition had occurred on July 1, 2021 are included.

Acquisition - PulpoAR

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

Initial consideration for the purchase was $2.0 million payable 75% in Company common stock (which was fair valued at the closing date’s day’s closing price discounted for one year sales restriction from closing, subject to a common stock floor price as defined) and 25% in cash. In May and June 2022, the Company collectively paid $0.50 million cash and issued in September 2022, 214,286 shares of common stock to satisfy the purchase price. The acquisition agreement provides for additional contingent consideration in the form of Company common stock and cash if certain future revenue targets are achieved through December 2024, with a maximum additional consideration of $12.5 million in common stock and $0.5 million in cash. At time of purchase, future revenue targets were not anticipated to be met and therefore no additional consideration beyond the initial consideration was expected. Potential future common stock issuance shall be priced at the dates of the future potential share issuance and subject to a common stock floor price of $7.00/share. If this subsidiary is sold before December 2024, certain performance related consideration will be accelerated and become due even if not earned. No additional consideration thresholds as defined in the asset acquisition agreement have been met since acquisition date through June 30, 2023, and it is not anticipated that PulpoAR will meet any further additional consideration thresholds, as defined.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

The PulpoAR acquisition’s fair value at closing was $1,234,037.

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

The results of operations of PulpoAR have been included in the Company’s consolidated financial statements from the date of acquisition. For the years ended June 30, 2023 and 2022, PulpoAR had revenue of $0.49 million and $0.08 million, respectively, and net losses of $0.87 million and $0.05 million, respectively, reported in the consolidated statements of operations.

Pre-acquisition PulpoAR financial data is not considered reliable and therefore no proforma results as if the acquisition had occurred on July 1, 2021 are included.

All acquisitions above were considered business combinations in accordance with GAAP, except the IVR asset acquisition.

NOTE 5. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

S5D

As part of the Company’s annual review of goodwill impairment, it was determined that recent unfavorable trends in the S5D business indicated goodwill and long-lived assets of this subsidiary were impaired as of June 30, 2023.

The Company purchased S5D in February 2022 for the initial fair value consideration of $15.47 million, of which $12.61 million was attributed to goodwill and $2.82 million was attributed to intangible assets – customer relationships. Actual revenue and financial results since acquisition, and to a greater extent in recent quarters, have significantly underperformed the expectations that were employed to determine fair value at acquisition. Cash flow of the S5D business was negative for the year ended June 30, 2023. This negative cash flow was the result of significant declines or loss in revenue from key customers compared to previous years and occurred notwithstanding cost-cutting efforts to mitigate the negative results. Declining revenue trends indicate the S5D business may not be able to generate positive cash flow for the foreseeable future. The Company believed that this trend would reverse itself based on expected significant new revenue bookings, however new revenue did not materialize and are not expected to going forward. Continued weak new order bookings have continued through the issue date of these consolidated financial statements.

Based on the expectations that the S5D business may not be able to produce positive cash flow for the foreseeable future and there is no expected market for selling the S5D business, it was determined that S5D’s long-lived assets and goodwill were fully impaired as of June 30, 2023. This determination, based on undiscounted cash flow projections, resulted in an intangible asset impairment expense of $14.87 million on the consolidated statement of operations for the year ended June 30, 2023, comprised of:

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

Goodwill	$12,605,723
Intangible asset - customer relationships	2,021,000
(net of accumulated amortization)
Operating lease - right-of-use asset	209,901
(net of accumulated amortization)
Fixed assets (net of accumulated depreciation)	36,037
Total S5D intangible asset impairment expense	$14,872,661

The S5D business will continue to operate. For the years ended June 30, 2023 and 2022, S5D had revenue was $2.73 million and $1.40 million, respectively and net losses of $1.26 million and $0.73 million, respectively (exclusive of the intangible asset write off and change in fair value of contingent consideration).

AUGGD

In March 2023, primarily due to a lack of market traction, a decision was made by the Company to cease the operations of its wholly owned subsidiary MotionZone, LLC (dba “AUGGD”) and divest any related assets and potential liabilities. The assets of AUGGD were originally acquired by the Company in August 2021 for a fair value of $0.75 million. Based on future business projections, the assets of AUGGD were not expected to generate any measurable revenue and were deemed worthless with no future benefit. On April 1, 2023 the Company executed an amendment to the asset purchase agreement for the purchase of AUGGD whereby the assets were transferred to a new independent entity, majority owned by the original sellers of AUGGD, in return for a 19.99% interest in said new entity. Glimpse has no board members nor any operational involvement in the new entity.

The Company accounts for this investment at cost ($0) because the Company does not control or have significant influence over the investment. If the new entity achieves certain revenue goals through December 31, 2024, as defined, the majority owners will receive payments not to exceed $0.65 million in the form of Company common stock. The Company considers this occurrence as remote, and no provision is made for it.

Accordingly, the net book value of intangible assets, including goodwill, originally recorded at the time of purchase of AUGGD, were written off during the year ended June 30, 2023. The $0.48 million write off (consisting of customer relationships and technology with net book values of $0.11 million and $0.12 million, respectively, and goodwill of $0.25 million) is recorded as intangible asset impairment on the consolidated statement of operations for the year ended June 30, 2023.

For the years ended June 30, 2023 (through the cease of operations of AUGGD) and 2022, AUGGD had revenue was $0.01 million and $0.29 million, respectively and net losses of $0.33 million and $0.22 million, respectively (exclusive of the intangible asset impairment write off and change in fair value of contingent consideration), reported in the consolidated statements of operations.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill at June 30, 2023 and 2022 is as follows:

	Year ended June 30, 2023
	AUGGD	XRT	S5D	PulpoAR	BLI	Total
Goodwill - beginning of year	$250,000	$300,000	$12,605,723	$309,037	$-	$13,464,760
Acquisitions	-	-	-	-	10,473,700	10,473,700
Adjustments	-	-	-	70,000	83,901	153,901
Impairments	(250,000)	-	(12,605,723)	-	-	(12,855,723)
Goodwill - end of year	$-	$300,000	$-	$379,037	$10,557,601	$11,236,638

	Year ended June 30, 2022
	AUGGD	XRT	S5D	PulpoAR	BLI	Total
Goodwill - beginning of year	$-	$-	$-	$-	$-	$-
Acquisitions	250,000	300,000	12,605,723	309,037	-	13,464,760
Goodwill - end of year	$250,000	$300,000	$12,605,723	$309,037	$-	$13,464,760

Intangible assets, their respective amortization period, and accumulated amortization at June 30, 2023 and 2022 are as follows:

	As of June 30, 2023
	Value ($)					Amortization Period (Years)
	XR Terra	PulpoAR	BLI	inciteVR	Total
Intangible Assets
Customer Relationships	$-	$-	$3,310,000	$-	$3,310,000	5
Technology	300,000	925,000	880,000	326,435	2,431,435	3
Less: Accumulated Amortization	(174,995)	(334,025)	(875,722)	(72,542)	(1,457,284)
Intangible Assets, net	$125,005	$590,975	$3,314,278	$253,893	$4,284,151

	As of June 30, 2022
	Value ($)					Amortization Period (Years)
	S5D	AUGGD	XR Terra	PulpoAR	Total
Intangible Assets
Customer Relationships	$2,820,000	$250,000	$-	$-	$3,070,000	3-5
Technology	-	250,000	300,000	925,000	1,475,000	3
Less: Accumulated Amortization	(235,000)	(145,824)	(74,997)	(25,694)	(481,515)
Intangible Assets, net	$2,585,000	$354,176	$225,003	$899,306	$4,063,485

Intangible asset amortization expense for the years ended June 30, 2023 and 2022 was approximately $2.05 million and $0.48 million, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

Estimated intangible asset amortization expense for the remaining lives are as follows:

Fiscal Year Ended June 30, 2024	$1,472,000
Fiscal Year Ended June 30, 2025	$1,372,000
Fiscal Year Ended June 30, 2026	$723,000
Fiscal Year Ended June 30, 2027	$662,000
Fiscal Year Ended June 30, 2028	$55,000

NOTE 7. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

The Company’s money market funds and investments (short term, investment grade corporate bonds) are categorized as Level 1 within the fair value hierarchy. As of June 30, 2023 and 2022, the Company’s cash and cash equivalents and investments were as follows:

	As of June 30, 2023
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$242,271	$-		$242,271
Level 1:
Money market funds	5,376,812	-	$5,376,812	5,376,812
Total cash and cash equivalents	$5,619,083	$-	$5,376,812	$5,619,083

	As of June 30, 2022
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents	Investments
Cash	$1,233,608	$-		$1,233,608
Level 1:
Money market funds	15,016,058	-	$15,016,058	15,016,058
Total cash and cash equivalents	$16,249,666	$-	$15,016,058	$16,249,666

Level 1:
Investments	$245,187	$(5,873)	$239,314		$239,314

Contingent Consideration

As of June 30, 2023 and 2022, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at the time of acquisitions, at June 30, 2023 and 2022, using unobservable inputs and have included using the Monte Carlo simulation model. This model incorporates revenue volatility, internal rate of return, and risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

As of June 30, 2023, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of June 30, 2023
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - S5D	$2,060,300	$(2,673,300)	$2,521,800	$1,908,800	$1,908,800
Contingent consideration, current - BLI	1,264,200	-	1,693,500	2,957,700	2,957,700
Contingent consideration, current - AUGGD	-	(568,571)	568,571	-	-
Contingent consideration, current - XRT	-	(331,786)	586,077	254,291	254,291
Total contingent consideration, current portion	$3,324,500	$(3,573,657)	$5,369,948	$5,120,791	$5,120,791

Level 3:
Contingent consideration, non-current - S5D	$7,108,900	$(735,701)	$(5,121,499)	$1,251,700	$1,251,700
Contingent consideration, non-current - BLI	6,060,700	-	(2,807,400)	3,253,300	3,253,300
Total contingent consideration, net of current portion	$13,169,600	$(735,701)	$(7,928,899)	$4,505,000	$4,505,000

A summary of the quantitative significant inputs used to value S5D’s contingent consideration as of June 30, 2023 was: $3.56 per share market price of the Company’s common stock, revenue projections, revenue volatility of 66.6%, weighted average cost of capital discount rate of 15.7% and risk-free rate of 5.1%.

A summary of the quantitative significant inputs used to value BLI’s contingent consideration as of June 30, 2023 was: $3.56 per share market price of the Company’s common stock, revenue projections, revenue volatility of 75.6%, weighted average cost of capital discount rate of 16.4% and risk-free rate of 4.8%.

The change in fair value of contingent consideration for S5D and BLI for the year ended June 30, 2023 was a non-cash gain of approximately $0.17 million and $1.11 million, respectively, included as change in fair value of acquisition contingent consideration in the consolidated statements of operations. This was primarily driven by changes in the Company’s common stock price between the measurement dates and revisions to revenue projections.

The change in fair value of contingent consideration also reflects the first anniversary payout to the sellers of S5D based on the achievement of certain revenue thresholds as defined in the respective purchase agreement. This payout was made in March 2023 in the form of Company common stock with a fair value of $1.36 million at date of issuance (see Note 10). In addition, the S5D Membership Interest Sale agreement was amended in May 2023 to remove the thresholds for releasing $2.0 million of cash escrowed at closing (recorded as Restricted cash on the consolidated balance sheet at June 30, 2022) and was replaced with an immediate $1.0 million payment from the escrow account to the S5D sellers, along with an immediate issuance of Company common stock fair valued at $1.05 million at date of issuance (see Note 14); simultaneously, the S5D sellers released the remaining $1.0 million in escrow to the Company. These May 2023 payments to the S5D sellers were recorded as consideration paid. The range of potential additional contingent consideration through January 2025 related to S5D (see Notes 4 and 5) at June 30, 2023 is zero to $14.0 million in the form of Company common stock.

As of June 30, 2023, the Company’s contingent consideration liability related to XR Terra, LLC (“XRT”) is categorized as Level 3 within the fair value hierarchy as it is based on contractual amounts pursuant to the acquisition agreement, of which certain inputs are unobservable. The change in fair value of contingent consideration for XRT for the year ended June 30, 2023 was a non-cash expense of approximately $0.59 million, included as change in fair value of acquisition contingent consideration in the consolidated statements of operations. This reflects the actual and anticipated achievement of certain revenue thresholds as defined in the respective purchase agreement. These amounts were not included in the contingent consideration balance as of June 30, 2022 as the attainment of the revenue thresholds were originally considered remote. The range of potential additional contingent consideration through September 2024 related to XRT (see Note 4) at June 30, 2023 is zero to $1.0 million in the form of Company common stock. The Company considers this occurrence as remote, and no provision is made for it.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

The range of potential additional contingent consideration through December 2024 related to the divestiture of AUGGD assets (see Note 4) at June 30, 2023 is zero to $0.65 million in the form of Company common stock. The Company considers this occurrence as remote, and no provision is made for it.

The range of potential additional contingent consideration through April 2025 related to the PulpoAR acquisition (see Note 4) at June 30, 2023 is zero to $13.0 million ($12.5 million in Company common stock and $0.5 million cash). The Company considers this occurrence as remote, and no provision is made for it.

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

A summary of the quantitative significant inputs used to value S5D’s contingent consideration as of June 30, 2022 was: $3.98 per share market price of the Company’s common stock, revenue projections, revenue volatility of 60.1%, weighted average cost of capital discount rate of 15.1% and risk-free rate of 3.0%.

As of June 30, 2022, the Company’s contingent consideration liability related to MotionZone, LLC (“AUGGD”) is categorized as Level 3 within the fair value hierarchy as it is based on contractual amounts pursuant to the acquisition agreement, of which certain inputs are unobservable.

NOTE 8. DEFERRED COSTS/CONTRACT ASSETS and DEFERRED REVENUE/CONTRACT LIABILITIES

At June 30, 2023 and 2022, deferred costs/contract assets totaling $158,552 and $39,484, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($158,552 and $35,470, respectively), and costs in excess of billings under contracts not completed and recognized over time ($0 and $4,014, respectively). At June 30, 2023 and 2022, deferred revenue/contract liabilities, totaling $466,393 and $841,389, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($459,510 and $533,214, respectively), and billings in excess of costs under contracts not completed and recognized over time ($6,883 and $308,175 respectively).

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

The following table shows the reconciliation of the costs in excess of billings and billings in excess of costs for contracts recognized over time:

	As of June 30, 2023	As of June 30, 2022

Cost incurred on uncompleted contracts	$78,771	$199,571
Estimated earnings	226,096	437,944
Earned revenue	304,867	637,515
Less: billings to date	311,750	941,676
Billings in excess of costs, net	$(6,883)	$(304,161)

Balance Sheet Classification
Contract assets includes, costs and estimated earnings in excess of billings on uncompleted contracts	$-	$4,014
Contract liabilities includes, billings in excess of costs and estimated earnings on uncompleted contracts	(6,883)	(308,175)
Billings in excess of costs, net	$(6,883)	$(304,161)

NOTE 9. DEBT

Convertible Promissory Notes

At July 1, 2021 the Company had outstanding convertible promissory notes totalling approximately $1.43 million (net of original issue discount of approximately $0.16 million). The notes bore interest at 10% per annum.

All outstanding amounts on the notes at the time of the Company’s IPO were automatically converted to Company common stock at primarily $5.00/share and no further obligations existed. See Note 10.

The Company recorded a loss, during the year ended June 30, 2022, on conversion of the notes of approximately $0.28 million at time of the IPO, representing unamortized original issue discount and prepaid interest.

Paycheck Protection Program Loan

In March 2022 the Small Business Administration forgave principal and interest on a $0.62 million Paycheck Protection Program loan to the Company. The forgiveness is recorded in other income (expense) on the consolidated statements of operations.

NOTE 10. EQUITY

Initial Public Offering (“IPO”)

On July 1, 2021, the Company completed an IPO of common stock on the Nasdaq under the symbol “VRAR”, at a price of $7.00 per share.

The Company sold approximately 1.91 million shares of common stock and realized net proceeds (after underwriting, professional fees and listing expenses) of $11.82 million.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

In conjunction with the IPO, outstanding convertible promissory notes totalling approximately $1.43 million were satisfied in full through the issuance of 324,150 shares of common stock. A loss of approximately $0.28 million was recorded on this conversion at the time of the IPO (see Note 9).

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

Common stock issued to Investors

During the year ended June 30, 2022, in connection with the conversion of convertible promissory notes and in conjunction with the IPO, the Company issued approximately 324,000 shares of common stock (Note 9).

Common stock issued for Business Acquisitions and Asset Acquisition - Technology

During the year ended June 30, 2023, the Company issued approximately: 714,000 shares of common stock, valued at $2.85 million, as consideration for the acquisition of BLI (see Note 4); 214,000 shares of common stock, valued at $0.73 million as consideration for the prior year acquisition of PulpoAR (see Note 4); and 71,000 shares of common stock, valued at $0.33 million, per the assignment agreement with inciteVR (see Note 4).

During the year ended June 30, 2022 the Company issued approximately 111,000 shares of common stock, valued at $1.05 million, as consideration for the acquisition of AUGGD and XR Terra (see Note 4). In addition, the Company issued approximately 277,000 shares of common stock, valued at $2.3 million, as consideration for the acquisition of S5D (see Note 4).

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

Common stock issued to satisfy contingent acquisition obligations

During the year ended June 30, 2023 the Company issued approximately 577,000 shares of common stock, with a fair value of approximately $2.41 million, to partially satisfy a contingent acquisition obligation related to the purchase of S5D. In addition, the Company issued approximately 107,000 shares of common stock, with a fair value of approximately $0.32 million, to satisfy a contingent acquisition obligation of approximately $0.57 million less the repayment of a secured promissory note of $0.25 million (see Note 13), related to the acquisition of AUGGD (see Note 14). Furthermore, the Company issued approximately 71,000 shares of common stock, valued at $0.33 million, for the achievement of a revenue performance milestone by XR Terra.

During the year ended June 30, 2022 the Company issued approximately 453,000 shares of common stock to satisfy pre-IPO legacy acquisition obligations of $1.25 million.

Common stock issued for Exercise of Stock Options

During the years ended June 30, 2023 and 2022, the Company issued approximately 42,000 and 560,000 shares of common stock in cash and cashless transactions, respectively, upon exercise of the respective option grants and realized cash proceeds of approximately $0.07 million and $1.33 million, respectively.

Common stock issued to Vendors

During the years ended June 30, 2023 and 2022, the Company issued approximately 1,800 and 20,000 shares of common stock, respectively, to various vendors for services performed and recorded share-based compensation of approximately $0.01 million and $0.20 million, respectively.

Common stock issued to Employees as Compensation

During the years ended June 30, 2023 and 2022, the Company issued approximately 155,000 and 11,000 shares of common stock, respectively, to various employees as compensation and recorded share-based compensation of approximately $0.64 million and $0.10 million, respectively.

Employee Stock-Based Compensation

Stock Option issuance to Executives

In February 2023, pursuant to the Equity Incentive Plan, the Company granted certain executive officers 2.32 million stock options as a long-term incentive. The options have an exercise price of $7.00 per share. 0.22 million of these options vest ratably over four years (“Initial Options”). The remainder (“Target Options”) vest in fixed amounts based on achieving various revenue or common stock prices within seven years of grant date. Given the Company’s current stock price and revenue, the Company views the achievement of the milestones that would trigger vesting of the Target Options as remote.

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 11.3 million common shares reserved for issuance. As of June 30, 2023, there were approximately 2.1 million shares available for issuance under the Plan. The shares available are after the granting of 2.1 million shares of executive Target Options.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan, are noted in the following table:

	For the Years Ended June 30,
	2023	2022
Weighted average expected terms (in years)	6.0	5.7
Weighted average expected volatility	88.8%	236.7%
Weighted average risk-free interest rate	3.9%	1.7%
Expected dividend yield	0.0%	0.0%

The weighted average expected term (in years) excludes the executive Target Options.

The grant date fair value, for options granted during the years ended June 30, 2023 and 2022 was approximately $6.4 million (excluding executive Target Options) and $7.98 million, respectively. Executive Target Options grant date fair value was approximately $8.5 million.

The following is a summary of the Company’s stock option activity for the years ended June 30, 2023 and 2022, excluding the executive Target Options:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2022	4,484,616	$4.68	7.0	$2,404,249
Options Granted	2,155,909	5.63	9.6	-
Options Exercised	(104,932)	3.94	6.1	99,505
Options Forfeited / Cancelled	(407,212)	7.39	8.5	28,830
Outstanding at June 30, 2023	6,128,381	$4.84	7.0	$1,676,966
Exercisable at June 30, 2023	3,741,523	$3.96	5.6	$1,676,966

The above table excludes executive Target Options: 2,100,000 granted, $7.00 exercise price, 9.7 remaining term in years, no intrinsic value. Vesting of these is considered remote.

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

The intrinsic value of stock options at June 30, 2023 and 2022 was computed using a fair market value of the common stock of $3.56/share and $3.98/share, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

The Company’s stock option-based expense for the years ended June 30, 2023 and 2022 consisted of the following:

	For the Years Ended June 30,
	2023	2022
Stock option-based expense:
Research and development expenses	$1,717,955	$1,470,039
General and administrative expenses	299,664	210,876
Sales and marketing expenses	833,817	585,380
Cost of goods sold	755	49,617
Board option expense	441,754	481,386
Total	$3,293,945	$2,797,298

There is no expense included for the executive officers’ Target Options.

At June 30, 2023 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $8.16 million (excluding executive Target Options of $8.53 million), and is expected to be recognized over a weighted average period of 2.44 years (which excludes the executive Target Options).

NOTE 11. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Year Ended
	June 30,
	2023	2022
Numerator:
Net loss	$(28,563,283)	$(5,966,287)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	13,929,135	11,731,383

Basic and diluted net loss per share	$(2.05)	$(0.51)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	At June 30, 2023	At June 30, 2022
Stock Options	8,228,381	4,484,616
Warrants	837,500	837,500
Total	9,065,881	5,322,116

June 30, 2023 Stock Options include 2,100,000 executive Target Options.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

NOTE 12. PROVISION FOR INCOME TAXES

There was no current or deferred income tax provision for the years ended June 30, 2023 and 2022.

The Company’s deferred tax assets as of June 30, 2023 and 2022 consist of the following:

	As of June 30,	As of June 30,
	2023	2022
Deferred tax assets:
Net-operating loss carryforward	$11,557,098	$7,795,509
Goodwill and intangible asset impairment	5,305,044	-
Stock-based compensation	368,831	392,174
Other	564,531	180,297
Total Deferred Tax Assets	17,795,504	8,367,980
Valuation allowance	(17,795,504)	(8,367,980)
Deferred Tax Asset, Net	$-	$-

The Company maintains a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. At June 30, 2023, the Company had aggregate net operating loss carryforwards (“NOLs”) of approximately $33.44 million. NOLs for the periods ending June 30, 2018 and prior ($2.88 million) begin to expire in 2037. NOLs for the years ending June 30, 2019 through 2023 ($30.46 million), in accordance with changes to the U.S. Internal Revenue Code, have no expiration.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. As a result of the uncertainty in the realization of the Company’s deferred tax assets, the Company has provided a valuation allowance for the full amount of the deferred tax assets at June 30, 2023 and June 30, 2022.

The Company’s valuation allowance during the years ended June 30, 2023 and 2022 increased by approximately $9.43 million and $3.91 million, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the year ended June 30, 2023	For the year ended June 30, 2022

Statutory Federal Income Tax Rate	(21.00)%	(21.00)%
State and Local Taxes, Net of Federal Tax Benefit	(13.56)%	(13.56)%
Stock Based Compensation Expense (ISO)	3.21%	12.78%
Change in Contingent Consideration	(1.55)%	(14.08)%
Goodwill Amortization	(0.82)%	(2.21)%
Valuation Allowance	33.72%	38.07%
Income Taxes Provision (Benefit)	0.00	0.00

Upon completion of its 2023 U.S. income tax return, the Company may identify additional remeasurement adjustments. The Company will continue to assess its provision for income taxes as future guidance is issued, but does not currently anticipate significant revisions will be necessary.

NOTE 13. RELATED PARTY TRANSACTIONS

Augmented Reality Investments Pty Ltd (“ARI”)

In March 2022, the Company lent to ARI, the entity from which the assets of AUGGD (see Notes 4 and 14) were bought, $0.25 million pursuant to a secured promissory note due March 31, 2024. The two owners of ARI are a current employee and an ex-non-employee advisor to the Company.

The note bore interest at the rate of 1% per annum and was secured by the borrower’s common shares of the Company. Any sales of said shares were to be used to prepay the note, unless otherwise agreed to by the Company.

The note and any accrued interest were extinguished in July 2022. See Note 14.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the years ended June 30, 2023 and 2022, of approximately $0.60 million and $0.37 million, respectively, which were included in cash flows from operating activities within the consolidated statements of cash flows. As of June 30, 2023, the Company’s operating leases have a weighted average remaining lease term of 1.5 years and weighted average discount rate of 7.9%.

The total rent expense for all operating leases for the years ended June 30, 2023 and 2022, was approximately $0.54 million and $0.41 million, respectively, with short-term leases making up an immaterial portion of such expenses.

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from 1 to 3 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company determined that none of its current leases are reasonably certain to renew.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities at June 30, 2023 are as follows:

Years Ended June 30,
2024	$534,000
2025	324,000
2026	120,000
Total future minimum lease commitments, including short-term leases	978,000
Less: future minimum lease payments of short -term leases	(80,000)
Less: imputed interest	(69,000)
Present value of future minimum lease payments, excluding short term leases	$829,000

Current portion of operating lease liabilities	$406,000
Non-current portion of operating lease liabilities	423,000
Total operating lease liability	$829,000

Contingent Consideration for Acquisitions

Contingent consideration for acquisitions, consists of the following as of June 30, 2023 and June 30, 2022 respectively (see Notes 4 and 7):

	As of June 30,	As of June 30,
	2023	2022
S5D, current portion	$1,908,800	$1,397,600
BLI, current portion	2,957,700	-
AUGGD	-	568,571
XRT	254,291	-
Subtotal current portion	5,120,791	1,966,171
S5D, net of current portion	1,251,700	5,340,800
BLI, net of current portion	3,253,300	-
Total contingent consideration for acquisitions	$9,625,791	$7,306,971

AUGGD

In June 2022, AUGGD achieved its initial revenue threshold as defined in the asset acquisition agreement, and was issued shares of Company stock in July 2022 reflecting the payment of additional asset acquisition consideration. The share issuance was done inclusive of netting the outstanding balance of a $0.25 million note receivable due the Company by ARI (see Note 13). This additional consideration of approximately $0.57 million was included in contingent consideration for acquisitions, current portion, in the consolidated balance sheet at June 30, 2022 and was satisfied during the year ended June 30, 2023 (see Note 10).

XRT

During the year ended June 30, 2023, XRT achieved certain revenue threshold as defined in the asset acquisition agreement and is expected to meet certain further thresholds in the future. Certain earned, and not yet paid, and expected to be earned additional consideration of approximately $0.25 million were included in contingent consideration for acquisitions, current portion, in the consolidated balance sheet at June 30, 2023 (see Note 7). No further contingent consideration is expected to be earned.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

Employee Bonus

It is anticipated that a certain employee will meet the revenue threshold to earn a bonus payout of approximately $0.91 million in the upcoming fiscal year. This and an earned, but not yet paid, bonus of approximately $0.13 million are included in accrued bonus in the consolidated balance sheet at June 30, 2023. These bonuses will be paid entirely in the form of Company common stock.

Potential Future Distributions Upon Divestiture or Sale

In some instances, upon a divestiture or sale of a subsidiary company, the Company is contractually obligated to distribute up to 10% of the net proceeds from such divestiture or sale to the senior management team of the divested subsidiary company. Currently, there were no active discussions pertaining to a potential divestiture or sale of any of the Company’s subsidiaries that would trigger such distribution.

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

NOTE 15. SUBSEQUENT EVENTS

None.

