Form 10-K/A
period 2023-06-30
Glimpse Group, Inc.
filed 2023-09-29
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of The Glimpse Group, Inc. (the “Company”) for the year ended June 30, 2023 (the “Original Form 10-K”) is to re-file certain certifications and include with this Amendment a consent of the Company’s independent registered public accounting firm. Except as otherwise set forth in this Explanatory Note, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.1+	Amended and Restated 2016 Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.2	Limited Liability Company Agreement of Number 9, LLC entered into by the Company, effective as of February 13, 2018, incorporated by reference to Exhibit 10.2 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.3	Assignment of Technology, Patent, & Intellectual Property Agreement dated as of May 1, 2019, between the Company, Adept Reality, LLC and Aquinas Learning, Inc., incorporated by reference to Exhibit 10.3 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.4	Limited Liability Company Agreement of Adept Reality, LLC (f.k.a. Glimpse Group Consulting, LLC) entered into by the Company, effective as of May 3, 2017, incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.5	Limited Liability Company Agreement of D6 VR, LLC (f.k.a. Dataview VR, LLC) (f.k.a. Marketview VR, LLC) entered into by the Company, effective as of August 8, 2017, incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.6	Economics Interests Agreement dated as of March 30, 2017 by and between the Company, D6 VR, LLC (f.k.a Dataview VR, LLC) (f.k.a. Marketview VR, LLC), and Andy Maggio, incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.7	Economics Interests Agreement dated as of March 30, 2017 by and between the Company, D6 VR, LLC (f.k.a Dataview VR, LLC) (f.k.a. Marketview VR, LLC), and Brennan McTernan, incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.8	Master Acquisition Agreement, dated as of April 1, 2018, among the Company, Early Adopter LLC, Early Adopter and Jay Van Buren, Lynn Van Buren, Marjorie Van Buren, Valerie Eakes-Kann, Joe Unander, and Christopher Gaughan, incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021

10.9	Bill of Sale entered into on April 1, 2018 by and between Early Adopter, and Jay Van Buren, Lynn Van Buren, Marjorie Van Buren, Valerie Eakes-Kann, Joe Unander, and Christopher Gaughan and Early Adopter, LLC, incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.10	Limited Liability Company Agreement of Early Adopter, LLC entered into by the Company, effective as of April 1, 2018, incorporated by reference to Exhibit 10.10 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.11	Master Acquisition Agreement dated as of October 31, 2016, by and between the Company, Crafty Games, LLC and Foretell Studios, LLC (f.k.a. Dire Studios, LLC) , incorporated by reference to Exhibit 10.11 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.12	Bill of Sale entered into on October 31, 2016 by and between Crafty Games, LLC and Foretell Studios, LLC (f.k.a. Dire Studios, LLC) , incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.13	Right of First Refusal Agreement dated as of December 30, 2019 by and between The Company and Membit Inc., incorporated by reference to Exhibit 10.13 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.14	Limited Liability Company Agreement of Immersive Health Group, LLC entered into by the Company, effective as of October 13, 2017, incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.15	Limited Liability Company Agreement of KabaQ 3D Technologies, LLC entered into by the Company, effective as of May 30, 2017, incorporated by reference to Exhibit 10.15 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.16	Master Acquisition Agreement dated as of November 8, 2016, among the Company, KabaQ 3D Food Technologies, LLC and Alper Guler, incorporated by reference to Exhibit 10.16 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.17	Bill of Sale entered into on November 8, 2016 by and between the Company, KabaQ Food Technologies, LLC and Alper Guler, incorporated by reference to Exhibit 10.17 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.18	Master Development Agreement dated as of July 14, 2017 by and between Pandora Reality LLC and KabaQ 3D Technologies, LLC, incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.19	Agreement entered into as of June 12, 2017 by and among the Company, KabaQ 3D Food Technologies, LLC, Alper Guler and Caner Soyer, incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.20	Master Acquisition Agreement dated as of October 28, 2016 among the Company, PresentAR and LocateAR and Liron Lerman, incorporated by reference to Exhibit 10.20 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.21	Limited Liability Company Agreement of Kreatar LLC entered into by the Company, effective as of May 30, 2017, incorporated by reference to Exhibit 10.21 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.22	Bill of Sale entered into on October 28, 2016 by and between the Company, PresentAR and LocateAR and Liron Lerman, incorporated by reference to Exhibit 10.22 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.23	Amendment to Master Acquisition Agreement II dated as of November 12, 2018 by and between the Company and Liron Lerman, incorporated by reference to Exhibit 10.23 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.24	Technology & Intellectual Property Assignability Agreement dated as of March 29, 2018 among the Company, LocateAR, LLC and Kreatar, incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.25+	Employment Agreement dated May 13, 2021 by and between the Company and Lyron Bentovim, incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.26+	Employment Agreement dated May 13, 2021 by and between the Company and Maydan Rothblum, incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.27+	Employment Agreement dated May 13, 2021 by and between the Company and David J. Smith, incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.28	Form of Series A Round Subscription Agreement, incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021. , incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.29	Form of Seed Round Subscription Agreement, incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.30	Form of Interim Round Subscription Agreement, incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.31	Form of Convertible Note I Promissory Note, incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.32	Form of Convertible Note II Securities Purchase Agreement, incorporated by reference to Exhibit 10.32 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.33	Form of Convertible Note II Promissory Note, incorporated by reference to Exhibit 10.33 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

10.34	Placement Agent Agreement dated October 28, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2021.

10.35	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2021.

10.36	Form of Immediately Exercisable Warrants, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 3, 2021.

10.37	Form of Warrants Exercisable after Six Months, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 3, 2021.

10.38	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 3, 2021.

10.39+	Executive Employment Agreement dated February 1, 2022, by and between the Company and Jeff Meisner, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2022.

10.40	Membership Interest sale Agreement between the Company and Sector 5 Digital, LLC, dated December 2, 2021, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on February 14, 2022.

10.41	Agreement and Plan of Merger by and among the Company, Glimpse Merger Sub, LLC, and Erik Muendel, the Bradley S. Nierenberg Trust, Bruce Gates, Joyce Gates, Barton Gates and Tyler Gates (each a “Seller” and, collectively, the “Sellers”), Bruce Gates, solely in his capacity as representative of Sellers, and Brightline Interactive, LLC, a Virginia limited liability company (“BLI”) dated May 25, 2022, incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed on September 28, 2022.

10.42+	Executive Employment Agreement dated August 1, 2022 by and between the Company and Tyler Gates, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 2, 2022.

10.43	Bentovim Option Agreement, dated February 15, 2023, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2023

10.44	Rothblum Option Agreement, dated February 15, 2023, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2023

10.45	Smith Option Agreement, dated February 15, 2023, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2023

10.46	Option Agreement, dated June 1, 2023, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 06, 2023

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Amendment No. 5 to the Registration Statement filed with the SEC on June 23, 2021.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the annual report on Form 10-K filed on September 28, 2023.

23.1	Consent of Independent Registered Public Accounting Firm

31.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+ Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GLIMPSE GROUP, INC.
September 29, 2023
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

Date	Name and Title	Signature

September 29, 2023	Lyron Bentovim	/s/ Lyron Bentovim
President Chief Executive Officer & Chairman

September 29, 2023	Maydan Rothblum	/s/ Maydan Rothblum
Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer & Director

September 29, 2023	Jeff Meisner	/s/ Jeff Meisner
Chief Revenue Officer & Director

September 29, 2023	D.J. Smith	/s/ D.J. Smith
Chief Creative Officer & Director

September 29, 2023	Sharon Rowlands	/s/ Sharon Rowlands
Director

September 29, 2023	Jeff Enslin	/s/ Jeff Enslin
Director

September 29, 2023	Lemuel Amen	/s/ Lemuel Amen
Director

September 29, 2023	Alexander Ruckdaeschel	/s/ Alexander Ruckdaeschel
Director

September 29, 2023	Ian Charles	/s/ Ian Charles
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

