Form 10-Q
period 2023-09-30
Glimpse Group, Inc.
filed 2023-11-14
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 16,707,075 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

2

THE GLIMPSE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED September 30, 2023 and 2022

THE GLIMPSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$3,928,836	$5,619,083
Subscription receivable	2,984,001	-
Accounts receivable	1,202,363	1,453,770
Deferred costs/contract assets	156,718	158,552
Prepaid expenses and other current assets	618,367	562,163
Total current assets	8,890,285	7,793,568

Equipment, net	240,676	264,451
Right-of-use assets, net	723,559	627,832
Intangible assets, net	3,402,141	4,284,151
Goodwill	10,857,600	11,236,638
Other assets	73,272	71,767
Total assets	$24,187,533	$24,278,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$425,896	$455,777
Accrued liabilities	405,491	635,616
Accrued non cash performance bonus	525,717	1,041,596
Deferred revenue/contract liabilities	208,514	466,393
Lease liabilities, current portion	426,282	405,948
Contingent consideration for acquisitions, current portion	3,620,015	5,120,791
Total current liabilities	5,611,915	8,126,121

Long term liabilities
Contingent consideration for acquisitions, net of current portion	3,121,100	4,505,000
Lease liabilities, net of current portion	418,280	423,454
Total liabilities	9,151,295	13,054,575
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 14,812,518 and 14,701,929 issued and outstanding	14,813	14,702
Additional paid-in capital	68,801,845	67,854,108
Common stock subscribed but unissued	2,984,001	-
Accumulated deficit	(56,764,421)	(56,644,978)
Total stockholders’ equity	15,036,238	11,223,832
Total liabilities and stockholders’ equity	$24,187,533	$24,278,407

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30,
	2023	2022
Revenue
Software services	$3,012,071	$3,862,514
Software license/software as a service	92,809	88,510
Total Revenue	3,104,880	3,951,024
Cost of goods sold	1,181,509	1,214,597
Gross Profit	1,923,371	2,736,427
Operating expenses:
Research and development expenses	1,680,787	2,002,379
General and administrative expenses	1,096,042	1,375,325
Sales and marketing expenses	813,742	1,744,239
Amortization of acquisition intangible assets	368,120	443,967
Intangible asset impairment (inclusive of $379,038 goodwill impairment)	892,929	-
Change in fair value of acquisition contingent consideration	(2,757,530)	2,603,398
Total operating expenses	2,094,090	8,169,308
Loss from operations before other income	(170,719)	(5,432,881)

Other income
Interest income	51,276	50,154
Net Loss	$(119,443)	$(5,382,727)

Basic and diluted net loss per share	$(0.01)	$(0.40)

Weighted-average shares used to compute basic and diluted net loss per share	14,730,386	13,317,188

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance as of July 1, 2023	14,701,929	$14,702	$67,854,108	$-	$(56,644,978)	$11,223,832
Common stock subscribed but unissued	-	-	-	2,984,001	-	2,984,001
Common stock issued to vendors for compensation	10,900	11	26,925	-	-	26,936
Common stock issued for exercise of options	8,819	9	(9)	-	-	-
Common stock issued to satisfy contingent acquisition obligations	35,714	36	127,109	-	-	127,145
Common stock and stock option based compensation expense	55,156	55	719,611	-	-	719,666
Stock option-based board of directors expense	-	-	74,101	-	-	74,101
Net loss	-	-	-	-	(119,443)	(119,443)
Balance as of September 30, 2023	14,812,518	$14,813	$68,801,845	$2,984,001	$(56,764,421)	$15,036,238

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2022	12,747,624	$12,749	$56,885,815	$(28,081,695)	$28,816,869
Common stock issued for acquisition	714,286	714	2,845,430	-	2,846,144
Common stock issued for exercise of options	24,681	24	39,891	-	39,915
Common stock issued for contingent acquisition obligation	107,143	107	318,464	-	318,571
Stock based compensation expense	-	-	628,594	-	628,594
Stock option-based board of directors expense	-	-	146,784	-	146,784
Net loss	-	-	-	(5,382,727)	(5,382,727)
Balance as of September 30, 2022	13,593,734	$13,594	$60,864,978	$(33,464,422)	$27,414,150

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(119,443)	$(5,382,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	398,923	477,016
Common stock and stock option based compensation for employees and board of directors	666,620	973,350
Accrued non cash performance bonus fair value adjustment	(388,734)	-
Acquisition contingent consideration fair value adjustment	(2,757,530)	2,603,398
Impairment of intangible assets	892,929	-
Issuance of common stock to vendors as compensation	26,936	-
Adjustment to operating lease right-of-use assets and liabilities	(80,566)	-

Changes in operating assets and liabilities:
Accounts receivable	251,407	357,563
Deferred costs/contract assets	1,834	323,083
Prepaid expenses and other current assets	(56,204)	(180,212)
Other assets	(1,505)	6,135
Accounts payable	(29,881)	(525,673)
Accrued liabilities	(230,124)	(77,241)
Deferred revenue/contract liabilities	(257,879)	(1,653,711)
Net cash used in operating activities	(1,683,217)	(3,079,019)
Cash flow from investing activities:
Purchases of equipment	(7,030)	(83,765)
Acquisitions, net of cash acquired	-	(2,478,756)
Purchase of investments	-	(3,290)
Net cash used in investing activities	(7,030)	(2,565,811)
Cash flows provided by financing activities:
Proceeds from exercise of stock options	-	39,915

Net change in cash, cash equivalents and restricted cash	(1,690,247)	(5,604,915)
Cash, cash equivalents and restricted cash, beginning of year	5,619,083	18,249,666
Cash, cash equivalents and restricted cash, end of period	$3,928,836	$12,644,751
Non-cash Investing and Financing activities:

Common stock subscription receivable	$2,984,001	$-
Issuance of common stock for satisfaction of contingent liability	$127,145	$-
Issuance of common stock for non cash performance bonus	$127,145	$-
Lease liabilities arising from right-of-use assets	$113,182	$1,155,769
Common stock issued for acquisition	$-	$2,846,144
Contingent acquisition consideration liability recorded at closing	$-	$6,139,000
Issuance of common stock for satisfaction of contingent liability, net of note extinguishment	$-	$318,571
Extinguishment of note receivable for satisfaction of contingent liability	$-	$250,000

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

NOTE 1. DESCRIPTION OF BUSINESS

The Glimpse Group, Inc. (“Glimpse” and together with its wholly owned subsidiaries, collectively, the “Company”) is an Immersive technology company, comprised of a diversified portfolio of wholly owned Virtual (VR), Augmented (AR) Reality and Spatial Computing software and services companies. Glimpse’s subsidiary companies are located in the United States and Turkey. The Company was incorporated in the State of Nevada in June 2016.

Glimpse’s robust Immersive technology ecosystem, collaborative environment and business model strive to simplify the many challenges faced by companies in an emerging industry. Glimpse aims to cultivate, optimize and manages business operations while providing a strong network of professional relationships, thereby allowing the subsidiary company to maximize their time and resources in pursuit of mission-critical endeavors, reducing time to market, optimizing costs, improving product quality and leveraging joint go-to-market strategies, while simultaneously providing investors an opportunity to invest directly into the Immersive technology industry via a diversified platform.

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

The Company has incurred recurring losses since its inception, including a net loss of $0.1 million for the three months ended September 30, 2023. In addition, as of September 30, 2023, the Company had an accumulated deficit of $56.8 million. The Company expects to continue to generate negative cash flow for the foreseeable future. The Company expects that its cash and cash equivalents as of September 30, 2023 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements and the Company will need to obtain additional funding. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

Potential liquidity resources

Potential liquidity resources may include the further sale of common stock pursuant to the unused portion of the $100 million S-3 registration statement filed with the Securities and Exchange Commission (“SEC”) on October 28, 2022. Such financing may not be available on terms favorable to the Company, or at all.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2023, the results of operations for the three months ended September 30, 2023 and 2022, and cash flows for the three months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2024 or for any subsequent periods. The consolidated balance sheet at June 30, 2023 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations.

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2023.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

Restricted cash represented escrowed cash related to the Sector 5 Digital, LLC (“S5D”) acquisition and was fully disbursed during the year ended June 30, 2023.

The components of cash, cash equivalents and restricted cash on the consolidated statements of cash flows as of September 30, 2023 and 2022 are as follows:

	As of September 30,	As of September 30,
	2023	2022
Cash and cash equivalents	$3,928,836	$10,644,751
Restricted cash	-	2,000,000
Total	$3,928,836	$12,644,751

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are provided for based upon a variety of factors, including historical amounts written-off, an evaluation of current economic conditions, and assessment of customer collectability. As of September 30, 2023 and 2022 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Customer Concentration and Credit Risk

Two customers accounted for approximately 50% (33% and 17%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2023. The same two customers accounted for approximately 60% (34% and 26%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2022.

Two customers accounted for approximately 33% (18% and 15%, respectively) of the Company’s accounts receivable at September 30, 2023. Two different customers accounted for approximately 43% (29% and 14%, respectively) of the Company’s accounts receivable at June 30, 2023.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

Intangible assets (other than Goodwill)

Intangible assets represent the allocation of a portion of an acquisition’s purchase price. They include acquired customer relationships and developed technology purchased. Intangible assets are stated at allocated cost less accumulated amortization and less impairments. Amortization is computed using the straight-line method over the estimated useful lives of the related assets. The Company reviews intangibles, being amortized, for impairment when current events indicate that the fair value may be less than the carrying value.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s consolidated balance sheets as of September 30 and June 30, 2023. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

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

For distinct performance obligations recognized at a point in time, any unrecognized portion of revenue and any corresponding unrecognized expenses are presented as deferred revenue/contract liability and deferred costs/contract asset, respectively, in the accompanying consolidated balance sheets. Contract assets include cash payroll costs and may include payments to consultants and vendors.

For distinct performance obligations recognized over time, the Company records a contract asset (costs in excess of billings) when revenue is recognized prior to invoicing, or a contract liability (billings in excess of costs) when revenue is recognized subsequent to invoicing.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

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

Disaggregation of Revenue

The Company generated revenue for the three months ended September 30, 2023 and 2022 by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR and AR software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

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

Revenue for Software Licenses is recognized at the point of time in which the Company delivers the software and customer accepts delivery. Software Licenses often include third party components that are a fully integrated part of the Software License stack and are therefore considered as one deliverable and performance obligation. If there are significant contractually stated ongoing service obligations to be performed during the term of the Software License or SaaS contract, then revenues are recognized ratably over the term of the contract.

Timing of Revenue

The timing of revenue recognition for the three months ended September 30, 2023 and 2022 was as follows:

	For the Three Months Ended
	September 30,
	2023	2022
Products and services transferred at a point in time	$2,475,603	$2,996,948
Products and services transferred/recognized over time	629,277	954,076
Total Revenue	$3,104,880	$3,951,024

Remaining Performance Obligations

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally records a receivable/contract asset when revenue is recognized prior to invoicing, or deferred revenue/contract liability when revenue is recognized subsequent to invoicing.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

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

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of September 30, 2023, the Company had approximately $1.07 million in unfulfilled performance obligations.

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

SEPTEMBER 30, 2023 AND 2022

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended June 30, 2023, other than those associated with the recently adopted guidance on accounting for expected credit losses and income taxes as further described below.

Recently Adopted Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) which requires measurement and recognition of expected credit losses for financial assets held. The Company adopted this guidance on July 1, 2023 and the impact of the adoption was not material to our consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors.

In December 2019, the FASB issued ASU No. 2019-12 to simplify the accounting in Accounting Standards Codification (“ASC”) 740, Income Taxes. This standard removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. The Company adopted this guidance on July 1, 2023 using the prospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

NOTE 4. BUSINESS ACQUISITION

Acquisition - BLI

In August 2022, Glimpse closed on the acquisition of Brightline Interactive, LLC (“BLI”). BLI is an immersive technology company that provides VR and AR based training scenarios and simulations for commercial and government customers. The acquisition significantly expanded the Company’s operating and financial scale, introduces new tier 1 customers specifically in the communication, entertainment and government segments, and bolsters the executive management team.

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

The pro forma net loss was adjusted to exclude approximately $0.27 million of acquisition-related costs incurred in 2022. The 2022 pro forma net loss includes an expense of approximately $0.17 million for contingent consideration fair value adjustments.

Costs related to the acquisition, which include legal, accounting and valuation fees, in the amount of approximately $0.27 million have been charged directly to operations and are included in general and administrative expenses on the consolidated statement of operations for the three months ended September 30, 2022.

The Company recognized approximately $1.46 million in revenue and $0.97 million (inclusive of contingent consideration fair value adjustment gain of $1.31 million) of net income related to BLI for the three months ended September 30, 2023 in the consolidated statement of operations.

The Company recognized approximately $1.51 million in revenue and $0.25 million (inclusive of contingent consideration fair value adjustment expense of $0.17 million) of net loss related to BLI since the acquisition closing date of August 1, 2022 through September 30, 2022 in the consolidated statement of operations.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

NOTE 5. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

PulpoAR, LLC (“Pulpo”)

The assets of Pulpo were acquired by the Company in May 2022. Pulpo has not and is not expected to meet any future revenue performance milestones as defined in the asset acquisition agreement. In addition, Pulpo has generated negative cash flows and is expected to continue doing so for the foreseeable future, and its business has become less strategically aligned with the Company’s current focus. As a result, as of September 30, 2023, a decision was made by the Company to work towards a divestiture of the operations of its wholly owned subsidiary Pulpo.

Accordingly, the fair value of intangible assets, including goodwill, originally recorded at the time of the purchase, were determined to be to be zero as of September 30, 2023. The net assets of $0.89 million (consisting of intangible assets - technology with net book value of $0.51 million and goodwill of $0.38 million) were written-off and were included in intangible asset impairment on the consolidated statement of operations for the three months ended September 30, 2023.

For the three months ended September 30, 2023 and 2022, Pulpo had revenue was $0.08 million and $0.07 million, respectively and net losses of $0.26 million and $0.26 million, respectively (exclusive of the intangible asset impairment write-off), reported in the consolidated statements of operations. The divestiture will not have a material impact on the Company’s operations or financial results.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill at September 30, 2023 is as follows:

	Three Months ended September 30, 2023
	XRT	Pulpo	BLI	Total
Goodwill - beginning of year	$300,000	$379,038	$10,557,600	$11,236,638
Impairments	-	(379,038)	-	(379,038)
Goodwill - end of period	$300,000	$-	$10,557,600	$10,857,600

Intangible assets, their respective amortization period, and accumulated amortization at September 30, 2023 are as follows:

	As of September 30, 2023
	Value ($)				Amortization Period (Years)
	XR Terra	BLI	inciteVR	Total
Intangible Assets
Customer Relationships	$-	$3,310,000	$-	$3,310,000	5
Technology	300,000	880,000	326,435	1,506,435	3
Less: Accumulated Amortization	(199,995)	(1,114,555)	(99,744)	(1,414,294)
Intangible Assets, net	$100,005	$3,075,445	$226,691	$3,402,141

Intangible asset amortization expense for the three months ended September 30, 2023 and 2022 was approximately $0.37 million and $0.44 million, respectively. Both periods include $0.08 million of amortization attributable to Pulpo.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

Estimated intangible asset amortization expense for the remaining lives are as follows:

Fiscal Year Ended June 30, 2024	$873,000
Fiscal Year Ended June 30, 2025	$1,089,000
Fiscal Year Ended June 30, 2026	$723,000
Fiscal Year Ended June 30, 2027	$662,000
Fiscal Year Ended June 30, 2028	$55,000

NOTE 7. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of September 30, and June 30, 2023, the Company’s cash and cash equivalents were as follows:

	As of September 30, 2023
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$673,118	$-	-	$673,118
Level 1:
Money market funds	3,255,718	-	$3,255,718	3,255,718
Total cash and cash equivalents	$3,928,836	$-	$3,255,718	$3,928,836

	As of June 30, 2023
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$242,271	$-	-	$242,271
Level 1:
Money market funds	5,376,812	-	$5,376,812	5,376,812
Total cash and cash equivalents	$5,619,083	$-	$5,376,812	$5,619,083

Contingent Consideration

As of September 30 and June 30, 2023, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at the time of acquisitions and at September 30 and June 30, 2023 using unobservable inputs and have included using the Monte Carlo simulation model. This model incorporates revenue volatility, internal rate of return, and a risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

As of September 30, 2023, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of September 30, 2023
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - S5D	$2,060,300	$(1,359,001)	$348,101	$1,049,400	$1,049,400
Contingent consideration, current - BLI	1,264,200	-	1,240,700	2,504,900	2,504,900
Contingent consideration, current - XRT	-	(458,931)	524,646	65,715	65,715
Total contingent consideration, current portion	$3,324,500	$(1,817,932)	$2,113,447	$3,620,015	$3,620,015

Level 3:
Contingent consideration, non-current - S5D	$7,108,900	$(2,050,000)	$(4,330,400)	$728,500	$728,500
Contingent consideration, non-current - BLI	6,060,700	-	(3,668,100)	2,392,600	2,392,600
Total contingent consideration, net of current portion	$13,169,600	$(2,050,000)	$(7,998,500)	$3,121,100	$3,121,100

A summary of the quantitative significant inputs used to value S5D’s contingent consideration as of September 30, 2023 was: $1.84 per share market price of the Company’s common stock, revenue projections, revenue volatility of 63.5%, weighted average cost of capital discount rate of 15.0% and a risk-free rate of 5.3%. The range of potential additional contingent consideration related to S5D at September 30, 2023 is zero to $14.0 million in the form of Company common stock.

A summary of the quantitative significant inputs used to value BLI’s contingent consideration as of September 30, 2023 was: $1.84 per share market price of the Company’s common stock, revenue projections, revenue volatility of 74.4%, weighted average cost of capital discount rate of 15.8% and risk-free rate of 5.1%. The range of potential additional contingent consideration related to BLI at September 30, 2023 is zero to $24.5 million, of which up to $12.0 million is cash and the remainder in the form of Company common stock.

The change in fair value of contingent consideration for S5D and BLI for the three months ended September 30, 2023 was a non-cash gain of approximately $1.38 million and $1.32 million, respectively, included as change in fair value of acquisition contingent consideration in the consolidated statements of operations. This was primarily driven by the decrease in the Company’s common stock price between the measurement dates.

The change in fair value of contingent consideration for XRT for the three months ended September 30, 2023 reflects the payout to the sellers of XRT for consideration earned in prior periods. This payout was made in September 2023 in the form of Company common stock, fair valued at $0.13 million. In addition, the change reflects a non-cash gain of approximately $0.06 million included as change in fair value of acquisition contingent consideration in the consolidated statements of operations reflecting a decrease in the Company’s common stock price between the measurement dates. The range of potential additional contingent consideration related to XRT at September 30, 2023 is zero to $1.0 million in the form of Company common stock. The Company considers this occurrence as remote, and no provision is made for it.

The range of potential additional contingent consideration related to the previous divestiture of AUGGD assets at September 30, 2023 is zero to $0.65 million in the form of Company common stock. The Company considers this occurrence as remote, and no provision is made for it.

The range of potential additional contingent consideration related to the Pulpo acquisition (see Note 5) at September 30, 2023 is zero to $13.0 million ($12.5 million in Company common stock and $0.5 million cash). The Company considers this occurrence as remote, and no provision is made for it.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

As of June 30, 2023, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of June 30, 2023
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - S5D	$2,060,300	$(1,359,001)	$1,207,501	$1,908,800	$1,908,800
Contingent consideration, current - BLI	1,264,200	-	1,693,500	2,957,700	2,957,700
Contingent consideration, current - AUGGD	-	(568,571)	568,571	-	-
Contingent consideration, current - XRT	-	(331,786)	586,077	254,291	254,291
Total contingent consideration, current portion	$3,324,500	$(2,259,358)	$4,055,649	$5,120,791	$5,120,791

Level 3:
Contingent consideration, non-current - S5D	$7,108,900	$(2,050,000)	$(3,807,200)	$1,251,700	$1,251,700
Contingent consideration, non-current - BLI	6,060,700	-	(2,807,400)	3,253,300	3,253,300
Total contingent consideration, net of current portion	$13,169,600	$(2,050,000)	$(6,614,600)	$4,505,000	$4,505,000

A summary of the quantitative significant inputs used to value S5D’s contingent consideration as of June 30, 2023 was: $3.56 per share market price of the Company’s common stock, revenue projections, revenue volatility of 66.6%, weighted average cost of capital discount rate of 15.7% and a risk-free rate of 5.1%.

A summary of the quantitative significant inputs used to value BLI’s contingent consideration as of June 30, 2023 was: $3.56 per share market price of the Company’s common stock, revenue projections, revenue volatility of 75.6%, weighted average cost of capital discount rate of 16.4% and a risk-free rate of 4.8%.

The change in fair value of contingent consideration for S5D and BLI for the three months ended September 30, 2022 was a non-cash expense of approximately $2.24 million and $0.17 million, respectively, included as change in fair value of acquisition contingent consideration in the consolidated statements of operations. This was primarily driven by the change in the Company’s common stock price between the measurement dates. Also included is the change in fair value of contingent consideration for XRT of $0.20 million reflecting achievement of certain revenue thresholds as defined and not previously accrued.

NOTE 8. DEFERRED COSTS/CONTRACT ASSETS and DEFERRED REVENUE/CONTRACT LIABILITIES

At September 30 and June 30, 2023, deferred costs/contract assets totaling $156,718 and $158,552, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($92,894 and $158,552, respectively), and costs in excess of billings under contracts not completed and recognized over time ($63,824 and $0, respectively). At September 30 and June 30, 2023, deferred revenue/contract liabilities, totaling $208,514 and $466,393, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($205,406 and $459,510, respectively), and billings in excess of costs under contracts not completed and recognized over time ($3,108 and $6,883 respectively).

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

The following table shows the reconciliation of the costs in excess of billings and billings in excess of costs for contracts recognized over time:

	As of September 30, 2023	As of June 30, 2023

Cost incurred on uncompleted contracts	$186,540	$78,771
Estimated earnings	378,040	226,096
Earned revenue	564,580	304,867
Less: billings to date	503,864	311,750
Billings in excess of costs, net	$60,716	$(6,883)

Balance Sheet Classification
Contract assets includes, costs and estimated earnings in excess of billings on uncompleted contracts	$63,824	$-
Contract liabilities includes, billings in excess of costs and estimated earnings on uncompleted contracts	(3,108)	(6,883)
Billings in excess of costs, net	$60,716	$(6,883)

NOTE 9. EQUITY

Securities Purchase Agreement (“SPA”)

On September 28, 2023, the Company entered into a SPA with certain institutional investors to sell 1,885,715 shares of common stock for approximately $3.30 million (at $1.75 per share). The Company received the subscription receivable on October 3, 2023 and the Company realized net proceeds (after placement agent fees, professional fees and listing expenses) of $2.98 million. See Note 12.

Common Stock Issued

Common stock issued for Business Acquisitions

During the three months ended September 30, 2022, the Company issued approximately 714,000 shares of common stock, valued at $2.85 million, as consideration for the acquisition of BLI (see Note 4).

Common stock issued to satisfy contingent acquisition obligations

During the three months ended September 30, 2023, the Company issued approximately 36,000 shares of common stock, with a fair value of approximately $0.13 million, to satisfy a contingent acquisition obligation for the achievement of a revenue performance milestone by XR Terra.

During the three months ended September 30, 2022, the Company issued approximately 107,000 shares of common stock, with a fair value of approximately $0.32 million, to satisfy a contingent acquisition obligation of approximately $0.57 million less the repayment of a secured promissory note of $0.25 million, related to the acquisition of AUGGD.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

Common stock issued for Exercise of Stock Options

During the three months ended September 30, 2023 and 2022, the Company issued approximately 9,000 and 25,000 shares of common stock in cash and cashless transactions, respectively, upon exercise of the respective option grants and realized cash proceeds of approximately $0.0 million and $0.04 million, respectively.

Common stock issued to Vendors

During the three months ended September 30, 2023, the Company issued approximately 11,000 shares of common stock to various vendors for services performed and recorded share-based compensation of approximately $0.03 million.

Common stock issued to Employees as Compensation

During the three months ended September 30, 2023, the Company issued approximately 55,000 shares of common stock to various employees as compensation and recorded share-based compensation of approximately $0.20 million.

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

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 11.3 million common shares reserved for issuance. As of September 30, 2023, there were approximately 2.4 million shares available for issuance under the Plan. The shares available are after the granting of 2.1 million shares of executive Target Options.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan, are noted in the following table:

	For the Three Months Ended September 30,
	2023	2022
Weighted average expected terms (in years)	6.5	6.5
Weighted average expected volatility	97.8%	101.4%
Weighted average risk-free interest rate	4.6%	2.9%
Expected dividend yield	0.0%	0.0%

The weighted average expected term (in years) excludes the executive Target Options.

The grant date fair value for options granted during the three months ended September 30, 2023 and 2022 was approximately $0.40 million and $1.25 million, respectively.

The following is a summary of the Company’s stock option activity for the three months ended September 30, 2023 and 2022, excluding the executive Target Options:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2023	6,128,381	$4.84	7.0	$1,676,966
Options Granted	259,747	2.57	10.0	102,407
Options Exercised	(25,000)	2.00	3.1	22,741
Options Forfeited / Cancelled	(609,977)	4.79	6.9	102,407
Outstanding at September 30, 2023	5,753,151	$4.76	7.0	$-
Exercisable at September 30, 2023	3,585,072	$4.16	5.6	$-

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

The intrinsic value of stock options at September 30, 2023 and 2022 was computed using a fair market value of the common stock of $1.84/share and $5.29/share, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

The Company’s stock option-based expense for the three months ended September 30, 2023 and 2022 consisted of the following:

	For the Three Months Ended September 30,
	2023	2022
Stock option-based expense:
Research and development expenses	$271,129	$387,440
General and administrative expenses	97,726	54,274
Sales and marketing expenses	153,424	186,660
Cost of goods sold	-	694
Board option expense	74,101	146,784
Total	$596,380	$775,852

There is no expense included for the executive officers’ Target Options.

At September 30, 2023 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $6.15 million (excluding executive Target Options of $8.53 million), and is expected to be recognized over a weighted average period of 2.71 years (which excludes the executive Target Options).

NOTE 10. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	September 30,
	2023	2022
Numerator:
Net loss	$(119,443)	$(5,382,727)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	14,730,386	13,317,188

Basic and diluted net loss per share	$(0.01)	$(0.40)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	At September 30, 2023	At June 30, 2023
Stock Options	7,853,151	8,228,381
Warrants	837,500	837,500
Total	8,690,651	9,065,881

September 30, 2023 Stock Options include 2,100,000 executive Target Options.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the three months ended September 30, 2023 and 2022, of approximately $0.20 million and $0.14 million, respectively, which were included in cash flows from operating activities within the consolidated statements of cash flows. As of September 30, 2023, the Company’s operating leases have a weighted average remaining lease term of 1.5 years and weighted average discount rate of 8.3%.

The total rent expense for all operating leases for the three months ended September 30, 2023 and 2022, was approximately $0.11 million and $0.13 million, respectively, with short-term leases making up an immaterial portion of such expenses.

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from 1 to 3 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company determined that none of its current leases are reasonably certain to renew.

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities at September 30, 2023 are as follows:

Years Ended June 30,
2024 (remaining 9 months)	$350,000
2025	381,000
2026	188,000
Total future minimum lease commitments, including short-term leases	919,000
Less: future minimum lease payments of short -term leases	(9,000)
Less: imputed interest	(66,000)
Present value of future minimum lease payments, excluding short term leases	$844,000

Current portion of operating lease liabilities	$426,000
Non-current portion of operating lease liabilities	418,000
Total operating lease liability	$844,000

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

Contingent Consideration for Acquisitions

Contingent consideration for acquisitions, consists of the following as of September 30, 2023 and June 30, 2023, respectively (see Note 7):

	As of September 30,	As of June 30,
	2023	2023
S5D, current portion	$1,049,400	$1,908,800
BLI, current portion	2,504,900	2,957,700
XRT	65,715	254,291
Subtotal current portion	3,620,015	5,120,791
S5D, net of current portion	728,500	1,251,700
BLI, net of current portion	2,392,600	3,253,300
Total contingent consideration for acquisitions	$6,741,115	$9,625,791

Employee Bonus

It is anticipated that a certain employee will meet the revenue threshold to earn a bonus payout of approximately $0.53 million during this fiscal year. This is included in accrued non cash performance bonus in the consolidated balance sheet at September 30, 2023. If the revenue milestone is achieved, this bonus will be paid entirely in the form of Company common stock at a share conversion price of $7.00/share. For the three months ended September 30, 2023, the fair value of this potential bonus decreased approximately $0.39 million due to a decrease in the Company’s common stock price between the measurement dates. This gain is included in sales and marketing expenses on the consolidated statement of operations.

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

NOTE 12. SUBSEQUENT EVENTS

Securities Purchase Agreement (“SPA”)

On September 28, 2023, the Company entered into a SPA with certain institutional investors to sell 1,885,715 shares of common stock for approximately $3.30 million (at $1.75 per share). The Company received the subscription receivable on October 3, 2023 and the Company realized net proceeds (after placement agent fees, professional fees and listing expenses) of $2.98 million. See Note 9.

The SPA shares were issued on October 3, 2023. Simultaneously, the exercise price on warrants to purchase 750,000 shares of common stock originally issued pursuant to a SPA entered into in November 2021 were repriced from $14.63 per share to $1.75 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, and related disclosures, as of and for the year ended June 30, 2023, which are included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” or “the Company,” refer to The Glimpse Group, Inc., a Nevada corporation and its subsidiaries.

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

Overview

We are an Immersive technology company (Virtual Reality (“VR”), Augmented Reality (“AR”) and Spatial Computing), comprised of a diversified group of wholly-owned and operated Immersive technology companies, providing enterprise-focused software, services and solutions. We believe that we offer significant exposure to the rapidly growing and potentially transformative Immersive technology markets via our diversified model and ecosystem.

Our platform of Immersive technology subsidiary companies, collaborative environment and diversified business model aims to simplify the challenges faced by companies in the emerging Immersive technology industry, potentially improving each subsidiary company’s ability to succeed, while simultaneously providing investors an opportunity to invest directly via a diversified infrastructure.

By leveraging our platform, we strive to cultivate and manage the business operations of our Immersive technology subsidiary companies, with the goal of allowing each underlying company to better focus on mission-critical endeavors, collaborate with the other subsidiary companies, reduce time to market, optimize costs, improve product quality and leverage joint go-to-market strategies. Subject to operational, market and financial developments and conditions, we may carefully add to our current portfolio of subsidiary companies via a combination of organic expansion and/or outside acquisitions.

The Immersive technology industry is an early-stage technology industry with nascent markets. We believe that this industry has significant growth potential across verticals, may be transformative and that our diversified platform and ecosystem create important competitive advantages. We focus primarily on the business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”) segments industry and we are hardware agnostic.

At the time of this filing, we have approximately 150 full time employees, primarily software developers, engineers and 3D artists. Of these, approximately 70 are based in the US and 80 internationally in Turkey.

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
Healthcare & Nurses Training
Accelerating adoption of VR in healthcare

Significant Transactions

Securities Purchase Agreement (“SPA”)

On September 28, 2023, the Company entered into a SPA with certain institutional investors to sell 1,885,715 shares of common stock for approximately $3.30 million (at $1.75 per share). The Company received the subscription receivable on October 3, 2023 which resulted in net proceeds (after placement agent fees, professional fees and listing expenses) of $2.98 million.

The SPA shares were issued on October 3, 2023. Simultaneously, the exercise price on warrants to purchase 750,000 shares of common stock originally issued pursuant to a SPA entered into in November 2021 were repriced from $14.63 per share to $1.75 per share.

Financial Highlights for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022:

Summary P&L

	For the Three Months
	Ended
	September 30,		Change
	2023	2022	$	%
	(in millions)
Revenue	$3.10	$3.95	$(0.85)	-22%
Cost of Goods Sold	1.18	1.21	(0.03)	-2%
Gross Profit	1.92	2.74	(0.82)	-30%
Total Operating Expenses	2.09	8.17	(6.08)	-74%
Loss from Operations before Other Income	(0.17)	(5.43)	5.26	97%
Other Income	0.05	0.05	-	0%
Net Loss	$(0.12)	$(5.38)	$5.26	98%

Revenue

	For the Three Months Ended
	September 30,		Change
	2023	2022	$	%
	(in millions)
Software Services	$3.01	$3.86	$(0.85)	-22%
Software License/Software as a Service	0.09	0.09	-	0%
Total Revenue	$3.10	$3.95	$(0.85)	-22%

Total revenue for the three months ended September 30, 2023 was approximately $3.10 million compared to approximately $3.95 million for the three months ended September 30, 2022, a decrease of 22%. The decrease reflects a general slowdown in the Immersive technology industry.

We break out our revenues into two main categories – Software Services and Software License.

●	Software Services revenues are primarily comprised of Immersive technology projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed Immersive technology software as licenses or as software-as-a-service (“SaaS”).

For the three months ended September 30, 2023, Software Services revenue was approximately $3.01 million compared to approximately $3.86 million for the three months ended September 30, 2022, a decrease of approximately 22%. The decrease reflects a general slowdown in the Immersive technology industry.

For the three months ended September 30, 2023, Software License revenue was approximately $0.09 million compared to approximately $0.09 million for the three months ended September 30, 2022, consistent period over period. As the Immersive technology industries continue to mature, we expect our Software License revenue to grow on an absolute basis and as an overall percentage of total revenue.

Customer Concentration

Two customers accounted for approximately 50% (33% and 17%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2023. The same two customers accounted for approximately 60% (34% and 26%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2022.

Gross Profit

	For the Three Months Ended
	September 30,		Change
	2023	2022	$	%
	(in millions)
Revenue	$3.10	$3.95	$(0.85)	-22%
Cost of Goods Sold	1.18	1.21	(0.03)	-2%
Gross Profit	1.92	2.74	(0.82)	-30%
Gross Profit Margin	62%	69%

Gross profit was approximately 62% for the three months ended September 30, 2023 compared to approximately 69% for the three months ended September 30, 2022. The decrease was driven by lower margin project revenue being a greater percentage of total revenue in 2023.

For the three months ended September 30, 2023 and 2022, internal staffing was approximately $0.65 million (55% of total cost of goods sold) and approximately $0.75 million (62% of total cost of goods sold), respectively. The decrease in internal staffing as a percentage of total cost of goods sold was due to Brightline Interactive (“BLI”) and Sector 5 Digital (“S5D”) subsidiaries representing a greater percentage of revenue in 2023, which have a higher utilization of external sources.

Operating Expenses

	For the Three Months Ended
	September 30,		Change
	2023	2022	$	%
	(in millions)
Research and development expenses	$1.68	$2.00	$(0.32)	-16%
General and administrative expenses	1.10	1.38	(0.28)	-20%
Sales and marketing expenses	0.81	1.74	(0.93)	-53%
Amortization of acquisition intangible assets	0.37	0.44	(0.07)	-16%
Intangible asset impairment	0.89	-	0.89	N/A
Change in fair value of acquisition contingent consideration	(2.76)	2.61	(5.37)	-206%
Total Operating Expenses	$2.09	$8.17	$(6.08)	-74%

Operating expenses for the three months ended September 30, 2023 were approximately $2.09 million compared to $8.17 million for the three months ended September 30, 2022, a decrease of approximately 74%. The decrease is driven by a gain in the change in fair value of contingent consideration for the S5D and BLI acquisitions in 2023 (as opposed to an expense in 2022); and reductions in research and development, general and administrative and sales and marketing expenses in 2023. These are offset by an intangible asset impairment charge.

Research and Development

Research and development expenses for the three months ended September 30, 2023 were approximately $1.68 million compared to $2.00 million for the three months ended September 30, 2022, a decrease of approximately 16%. This decrease represents a reduction in headcount reflective of the Company initiative in 2023 to focus on certain core businesses and more efficient use in 2023 of headcount in revenue production.

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 were approximately $1.10 million compared to $1.38 million for the three months ended September 30, 2022, a decrease of approximately 20%. The decrease is driven by the absence in 2023 of professional fees related to acquisitions.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2023 were approximately $0.81 million compared to $1.74 million for the three months ended September 30, 2022, a decrease of approximately 53%. The decrease represents a reduction in headcount and outside marketing firm expenses reflective of the Company initiative in 2023 to focus on certain core businesses and streamline operations. In addition, there was a 2023 gain (i.e., reducing expense) in previously accrued, but not yet paid, stock based incentive expense due to a decrease in the fair value of the Company’s common stock between measurement periods.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the three months ended September 30, 2023 was approximately $0.37 million compared to $0.44 million for the three months ended September 30, 2022, a decrease of approximately 16%. The decrease is attributable to the write-off in June 2023 of intangible assets related to the S5D acquisition.

Intangible Asset Impairment

This 2023 $0.89 million expense represents the write-off of goodwill and the net intangible asset – technology attributable to the 2023 decision to divest the operations of PulpoAR, LLC.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration expense for the three months ended September 30, 2023 was a gain of approximately $2.76 million compared to an expense of $2.61million in the prior year. For both periods, this primarily represents the change in the fair value of the contingent consideration liability related to the S5D and BLI acquisitions. The gain in 2023 is driven by a decrease in the common stock price of Glimpse between measurement dates, whereas the expense in 2022 is primarily attributable to an increase in the common stock price of Glimpse between measurement dates.

Net Loss

Net loss for the three months ended September 30, 2023 and 2022 was $0.12 million and $5.38 million, respectively, an improvement of 98%. This reflects a reduction in operating expenses and a gain in change in fair value of acquisition contingent consideration more than offsetting 2023 reduced revenue and gross margin as well as an intangible asset impairment charge.

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

The Company defines Adjusted EBITDA as income (or loss) from continuing operations before the items in the table below. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,
	2023	2022
	(in millions)
Net loss	$(0.12)	$(5.38)
Depreciation and amortization	0.40	0.48
EBITDA income (loss)	0.28	(4.90)
Stock based compensation and vendor expenses	0.69	0.97
Change in fair value of acquisition contingent consideration	(2.76)	2.61
Change in fair value of accrued performance bonus	(0.39)	-
Intangible asset impairment	0.89	-
Acquisition expenses	-	0.27
Adjusted EBITDA loss	$(1.29)	$(1.05)

Adjusted EBITDA loss was $1.29 million for the three months ended September 30, 2023 compared to $1.05 million loss for the three months ended September 30, 2022. Reductions in 2023 operating expenses, reduction in fair value of acquisition contingent consideration and reduction in fair value of accrued performance bonus offset the 2023 decrease in revenue and gross margin and increase in intangible asset impairment expense. 2023 also reflects the absence of acquisition related expenses.

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

The Company has incurred recurring losses since its inception, including a net loss of $0.1 million for the three months ended September 30, 2023. In addition, as of September 30, 2023, the Company had an accumulated deficit of $56.8 million. While the Company has been reducing its expense base, it expects to continue to generate negative cash flow for the foreseeable future. The Company expects that its cash and cash equivalents as of September 30, 2023 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements and the Company will need to obtain additional funding. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

Potential liquidity resources

Potential liquidity resources may include the further sale of common stock pursuant to the unused portion of the $100 million S-3 registration statement filed with the SEC on October 28, 2022. Such financing may not be available on terms favorable to the Company, or at all.

Liquidity and Capital Resources

	For the Three Months Ended
	September 30,		Change
	2023	2022	$	%
	(in millions)
Net cash used in operating activities	$(1.68)	$(3.08)	$1.40	45%
Net cash used in investing activities	(0.01)	(2.57)	2.56	100%
Net cash provided by financing activities	-	0.04	(0.04)	-100%
Net decrease in cash, cash equivalents and restricted cash	(1.69)	(5.61)	3.92	-70%
Cash, cash equivalents and restricted cash, beginning of year	5.62	18.25	(12.63)	-69%
Cash, cash equivalents and restricted cash, end of period	$3.93	$12.64	$(8.71)	-69%

Operating Activities

Net cash used in operating activities was $1.68 million for the three months ended September 30, 2023, compared to $3.08 million during the prior period, an improvement of approximately $1.40 million. This reflects the absence in 2023 of BLI acquisition related payments of accounts payable and reduction in deferred revenue that occurred in 2022.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2023 was negligible compared to $2.57 million during the 2022 period. 2022 primarily represented the cash portion of the BLI acquisition.

Financing Activities

Cash flow provided from financing activities during the three months ended September 30, 2023 was none, compared to $0.04 million for the prior 2022 period. Cash flow for the 2022 period represents proceeds from exercise of stock options.

Capital Resources

As of September 30, 2023, the Company had cash and cash equivalents of $3.93 million. On October 3, 2023, the Company received the subscription receivable on a SPA that provided net proceeds of $2.98 million, which is in addition to the cash and cash equivalent balances at September 30, 2023.

As of September 30, 2023, the Company had no outstanding debt obligations.

As of September 30, 2023, the Company had no issued and outstanding preferred stock.

As of September 30, 2023, contingent consideration for acquisition liabilities contains cash components ranging up to $4.5 million, potentially payable through July 2025 contingent on BLI achieving certain revenue milestones.

Recently Adopted Accounting Pronouncements

Please see Note 3 of the attached September 30, 2023 consolidated financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

During the period ended September 30, 2023, there was no change in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2023 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

During the three months ended September 30, 2023, the Company issued 110,589 shares of Common Stock for:

	Number of Shares	Cash Proceeds	Value of Shares
Exercise of options	8,819	$-	$17,638
Contingent acquisition obligation	35,714	-	127,145
Compensation and vendor expense	66,056	-	224,320
Total	110,589	$-	$369,103

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November, 2023.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer, President
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)

