Form 10-Q
period 2023-12-31
Glimpse Group, Inc.
filed 2024-02-14
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____   to ____

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

As of February 7, 2024, the registrant had 16,801,574 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

2

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

3

THE GLIMPSE GROUP, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$5,220,653	$5,619,083
Accounts receivable	1,245,718	1,453,770
Deferred costs/contract assets	76,992	158,552
Prepaid expenses and other current assets	661,394	562,163
Total current assets	7,204,757	7,793,568

Equipment, net	203,624	264,451
Right-of-use assets, net	624,303	627,832
Intangible assets, net	3,111,104	4,284,151
Goodwill	10,857,600	11,236,638
Other assets	73,273	71,767
Total assets	$22,074,661	$24,278,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$275,700	$455,777
Accrued liabilities	292,141	635,616
Accrued non cash performance bonus	363,216	1,041,596
Deferred revenue/contract liabilities	136,862	466,393
Lease liabilities, current portion	450,032	405,948
Contingent consideration for acquisitions, current portion	4,550,000	5,120,791
Total current liabilities	6,067,951	8,126,121

Long term liabilities
Contingent consideration for acquisitions, net of current portion	923,100	4,505,000
Lease liabilities, net of current portion	286,465	423,454
Total liabilities	7,277,516	13,054,575
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 16,722,146 and 14,701,929 issued and outstanding	16,723	14,702
Additional paid-in capital	72,283,210	67,854,108
Accumulated deficit	(57,502,788)	(56,644,978)
Total stockholders’ equity	14,797,145	11,223,832
Total liabilities and stockholders’ equity	$22,074,661	$24,278,407

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue
Software services	$2,032,272	$2,886,458	$5,044,343	$6,748,972
Software license/software as a service	44,153	64,089	136,962	152,599
Total Revenue	2,076,425	2,950,547	5,181,305	6,901,571
Cost of goods sold	655,509	875,281	1,837,018	2,089,878
Gross Profit	1,420,916	2,075,266	3,344,287	4,811,693
Operating expenses:
Research and development expenses	1,391,883	2,532,646	3,072,670	4,535,025
General and administrative expenses	1,045,194	1,260,675	2,141,236	2,636,000
Sales and marketing expenses	765,116	1,737,091	1,578,858	3,481,330
Amortization of acquisition intangible assets	291,036	541,714	659,156	985,681
Intangible asset impairment (inclusive of $379,038 goodwill impairment)	8,275	-	901,204	-
Change in fair value of acquisition contingent consideration	(1,268,014)	(5,228,500)	(4,025,544)	(2,625,102)
Total operating expenses	2,233,490	843,626	4,327,580	9,012,934
Income (Loss) from operations before other income	(812,574)	1,231,640	(983,293)	(4,201,241)

Other income
Interest income	74,207	76,725	125,483	126,879
Net Income (Loss)	$(738,367)	$1,308,365	$(857,810)	$(4,074,362)

Basic net income (loss) per share	$(0.04)	$0.09	$(0.05)	$(0.30)
Diluted net income (loss) per share	$(0.04)	$0.07	$(0.05)	$(0.30)

Weighted-average shares used to compute basic net income (loss) per share	16,668,740	13,779,958	15,699,563	13,548,573
Weighted-average shares used to compute diluted net income (loss) per share	16,668,740	19,264,307	15,699,563	13,548,573

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of October 1, 2023	14,812,518	$14,813	$68,801,845	$(56,764,421)	$12,052,237
Common stock issued in Securities Purchase Agreement, net	1,885,715	1,886	2,966,615	-	2,968,501
Common stock issued to vendors for compensation	17,671	18	46,328	-	46,346
Stock based compensation expense	6,242	6	399,248	-	399,254
Stock option-based board of directors expense	-	-	69,174	-	69,174
Net loss	-	-	-	(738,367)	(738,367)
Balance as of December 31, 2023	16,722,146	$16,723	$72,283,210	$(57,502,788)	$14,797,145

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of July 1, 2023	14,701,929	$14,702	$67,854,108	$(56,644,978)	$11,223,832
Common stock issued in Securities Purchase Agreement, net	1,885,715	1,886	2,966,615	-	2,968,501
Common stock issued to vendors for compensation	28,571	29	73,253	-	73,282
Common stock issued for exercise of options	8,819	9	(9)	-	-
Common stock issued to satisfy contingent acquisition obligations	35,714	36	127,109	-	127,145
Stock based compensation expense	61,398	61	1,118,859	-	1,118,920
Stock option-based board of directors expense	-	-	143,275	-	143,275
Net loss	-	-	-	(857,810)	(857,810)
Balance as of December 31, 2023	16,722,146	$16,723	$72,283,210	$(57,502,788)	$14,797,145

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

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

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of July 1, 2022	12,747,624	$12,749	$56,885,815	$(28,081,695)	$28,816,869
Common stock issued for acquisition	714,286	714	2,845,430	-	2,846,144
Common stock issued for satisfaction of prior year acquisition liability	214,288	214	733,822	-	734,036
Common stock issued for purchase of intangible asset - technology	71,430	72	326,364	-	326,436
Common stock issued for exercise of options	26,681	27	44,889	-	44,916
Common stock issued for contingent acquisition obligation	142,857	143	515,927	-	516,070
Stock based compensation expense	48,841	49	1,423,609	-	1,423,658
Stock option-based board of directors expense	-	-	293,567	-	293,567
Net loss	-	-	-	(4,074,362)	(4,074,362)
Balance as of December 31, 2022	13,966,007	$13,968	$63,069,423	$(32,156,057)	$30,927,334

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

THE GLIMPSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(857,810)	$(4,074,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	720,458	1,056,131
Common stock and stock option based compensation for employees and board of directors	1,135,048	1,717,462
Accrued non cash performance bonus fair value adjustment	(551,234)	-
Acquisition contingent consideration fair value adjustment	(4,025,544)	(2,625,102)
Impairment of intangible assets	901,204	-
Issuance of common stock to vendors as compensation	73,282	-
Adjustment to operating lease right-of-use assets and liabilities	(89,376)	(6,383)

Changes in operating assets and liabilities:
Accounts receivable	208,052	(373,055)
Deferred costs/contract assets	81,560	482,133
Prepaid expenses and other current assets	(99,231)	(130,336)
Other assets	(1,507)	30,100
Accounts payable	(180,077)	(439,737)
Accrued liabilities	(343,474)	(7,425)
Deferred revenue/contract liabilities	(329,531)	(2,123,680)
Net cash used in operating activities	(3,358,180)	(6,494,254)
Cash flow from investing activities:
Purchases of equipment	(8,751)	(119,588)
Acquisitions, net of cash acquired	-	(2,478,756)
Proceeds from maturity of investments	-	2,738
Net cash used in investing activities	(8,751)	(2,595,606)
Cash flows provided by financing activities:
Proceeds from securities purchase agreement, net	2,968,501	-
Proceeds from exercise of stock options	-	44,916
Cash provided by financing activities	2,968,501	44,916

Net change in cash, cash equivalents and restricted cash	(398,430)	(9,044,944)
Cash, cash equivalents and restricted cash, beginning of year	5,619,083	18,249,666
Cash, cash equivalents and restricted cash, end of period	$5,220,653	$9,204,722
Non-cash Investing and Financing activities:

Issuance of common stock for satisfaction of contingent liability	$127,145	$734,036
Issuance of common stock for non cash performance bonus	$127,145	$-
Lease liabilities arising from right-of-use assets	$113,182	$1,155,769
Note receivable for sale of subsidiary assets	$1,000,000	$-
Allowance against note receivable	$(1,000,000)	$-
Common stock issued for acquisition	$-	$2,846,144
Contingent acquisition consideration liability recorded at closing	$-	$6,139,000
Common stock issued for purchase of intangible asset - technology	$-	$326,436
Issuance of common stock for satisfaction of contingent liability, net of note extinguishment	$-	$318,571
Extinguishment of note receivable for satisfaction of contingent liability	$-	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

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

Glimpse’s unique business model builds scale and a robust ecosystem, while simultaneously providing investors an opportunity to invest directly into this emerging industry via a diversified platform.

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

The Company has incurred recurring losses since its inception, including a net loss of approximately $0.7 million for the three months ended December 31, 2023. In addition, as of December 31, 2023, the Company had an accumulated deficit of $57.5 million. The Company expects to continue to generate negative cash flow for the foreseeable future. The Company expects that its cash and cash equivalents as of December 31, 2023 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements and the Company will need to obtain additional funding. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

Outside of potential revenue growth generated by the Company, in order to alleviate the going concern the Company may take actions which could include, but are not limited to: further cost reductions, equity or debt financings and restructuring of potential future cash contingent acquisition liabilities. There is no assurance that these actions will be taken or be successful if pursued.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

Potential liquidity resources

Potential liquidity resources may include the further sale of common stock pursuant to the unused portion of the $100 million S-3 registration statement filed with the SEC on October 28, 2022. Such financing may not be available on terms favorable to the Company, or at all.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2023, the results of operations for the three and six months ended December 31, 2023 and 2022, and cash flows for the six months ended December 31, 2023 and 2022. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2024 or for any subsequent periods. The consolidated balance sheet at June 30, 2023 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the balances of Glimpse and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Accounting Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

Restricted cash represented escrowed cash related to the Sector 5 Digital, LLC (“S5D”) acquisition and was fully disbursed during the year ended June 30, 2023 (see Note 6).

The components of cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows as of December 31, 2023 and 2022 are as follows:

	As of December 31,	As of December 31,
	2023	2022
Cash and cash equivalents	$5,220,653	$7,204,722
Restricted cash	-	2,000,000
Total	$5,220,653	$9,204,722

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are provided for based upon a variety of factors, including historical amounts written-off, an evaluation of current economic conditions, and assessment of customer collectability. As of December 31, 2023 and 2022 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Customer Concentration and Credit Risk

One customer accounted for approximately 28% of the Company’s total gross revenues during the three months ended December 31, 2023. No other customer accounted for 10% or greater of gross revenue during the period. The same customer and another customer accounted for approximately 44% (22% and 22%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2023. Two customers accounted for approximately 55% (29% and 26%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2022. The same two customers accounted for approximately 58% (32% and 26%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2022.

Three customers accounted for approximately 45% (21%, 13% and 11%, respectively) of the Company’s accounts receivable at December 31, 2023. One of the same customers and a different customer accounted for approximately 43% (29% and 14%, respectively) of the Company’s accounts receivable at June 30, 2023.

The Company maintains cash in accounts that, at times, may be in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on such accounts.

Business Combinations

The results of a business acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values as of the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed may require management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is typically one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, changes in the estimated values of the net assets recorded may change the amount of the purchase price allocated to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the condensed consolidated statement of operations. At times, the Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

The Company classifies its cash equivalents and investments within Level 1 of the fair value hierarchy on the basis of valuations based on quoted prices for the specific securities in an active market.

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s condensed consolidated balance sheets as of December 31 and June 30, 2023. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

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

For distinct performance obligations recognized at a point in time, any unrecognized portion of revenue and any corresponding unrecognized expenses are presented as deferred revenue/contract liability and deferred costs/contract asset, respectively, in the accompanying condensed consolidated balance sheets. Contract assets include cash payroll costs and may include payments to consultants and vendors.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

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

Disaggregation of Revenue

The Company generated revenue for the three and six months ended December 31, 2023 and 2022 by delivering: (i) Software Services, consisting primarily of VR/AR software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR/AR software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

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

Revenue for Software Services consulting services is recognized when the Company performs the services, typically on a monthly retainer basis.

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

Timing of Revenue

The timing of revenue recognition for the three and six months ended December 31, 2023 and 2022 was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Products and services transferred at a point in time	$1,601,684	$2,217,581	$4,077,287	$5,214,529
Products and services transferred/recognized over time	474,741	732,966	1,104,018	1,687,042
Total Revenue	$2,076,425	$2,950,547	$5,181,305	$6,901,571

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

Remaining Performance Obligations

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally records a receivable/contract asset when revenue is recognized prior to invoicing, or deferred revenue/contract liability when revenue is recognized subsequent to invoicing.

For certain Software Services project contracts, the Company invoices customers after the project has been delivered and accepted by the customer. Software Service project contracts typically consist of designing and programming software for the customer. In most cases, there is only one distinct performance obligation, and revenue is recognized upon completion, delivery and customer acceptance. Contracts may include multiple distinct projects that can each be implemented and operated independently of subsequent projects in the contract. In such cases, the Company accounts for these projects as separate distinct performance obligations and recognizes revenue upon the completion of each project or obligation, its delivery and customer acceptance.

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

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of December 31, 2023, the Company had approximately $1.06 million in unfulfilled performance obligations.

Employee Stock-Based Compensation

The Company recognizes stock-based compensation expense related to grants to employees, directors and service providers based on grant date fair values of common stock or the stock options, which are amortized over the requisite period, as well as forfeitures as they occur.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets and lease liabilities in our condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we generally use an incremental borrowing rate based on below investment grade corporate debt over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Recently Adopted Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) which requires measurement and recognition of expected credit losses for financial assets held. The Company adopted this guidance on July 1, 2023 and the impact of the adoption was not material to our condensed consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors.

In December 2019, the FASB issued ASU No. 2019-12 to simplify the accounting in Accounting Standards Codification (“ASC”) 740, Income Taxes. This standard removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. The Company adopted this guidance on July 1, 2023 using the prospective transition method. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

NOTE 4. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

PulpoAR, LLC (“Pulpo”)

The assets of Pulpo were acquired by the Company in May 2022. Pulpo has not and is not expected to meet any future revenue performance milestones as defined in the asset acquisition agreement. In addition, Pulpo has generated negative cash flows and is expected to continue doing so for the foreseeable future, and its business has become less strategically aligned with the Company’s current focus. As a result, a decision was made by the Company to divest the operations of its wholly owned subsidiary Pulpo.

Accordingly, the fair value of intangible assets, including goodwill, originally recorded at the time of the purchase, were determined to be zero. The net assets of $0.89 million (consisting of intangible assets - technology with net book value of $0.51 million and goodwill of $0.38 million) were written-off and were included in intangible asset impairment on the condensed consolidated statement of operations for the six months ended December 31, 2023.

On December 1, 2023 the Company executed an asset purchase agreement whereby the Pulpo assets, as defined, were transferred to a new independent entity, PulpoAR, Inc., majority owned by the original sellers of Pulpo, in return for a 10% interest in PulpoAR, Inc. and a $1.0 million senior secured note (“Note”).

The Note is due November 30, 2026 and accrues interest at 1% per annum payable at maturity. Early repayment, if any, of the Note is due in the form of royalties on PulpoAR, Inc.’s revenue and if the new entity raises capital, as defined. Glimpse has no board members nor any operational involvement in the new entity.

The Company has fully reserved against the Note as collectability is considered remote and accounts for this investment at cost ($0) because the Company does not control or have significant influence over the investment.

For the three and six months ended December 31, 2023, Pulpo had revenue of zero and $0.07 million, respectively, and net losses of $0.17 million and $0.43 million, respectively (exclusive of the intangible asset impairment write-off), reported in the condensed consolidated statements of operations for the periods.

For the three and six months ended December 31, 2022, Pulpo had revenue of 0.04 million and $0.12 million, respectively, and net losses of $0.34 million and $0.59 million, respectively, reported in the condensed consolidated statements of operations for the periods.

The divestiture did not have a material impact on the Company’s operations or financial results.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill at December 31, 2023 is as follows:

	As of December 31, 2023
	XRT	PulpoAR	BLI	Total
Goodwill - beginning of year	$300,000	$379,038	$10,557,600	$11,236,638
Impairment	-	(379,038)	-	(379,038)
Goodwill - end of period	$300,000	$-	$10,557,600	$10,857,600

Intangible assets, their respective amortization period, and accumulated amortization at December 31, 2023 are as follows:

	As of December 31, 2023
	Value ($)					Amortization Period (Years)
	XR Terra	Pulpo	BLI	inciteVR	Total
Intangible Assets
Customer Relationships - beginning of year	$-	$-	$3,310,000	$-	$3,310,000	5
Technology - beginning of year	300,000	925,000	880,000	326,435	2,431,435	3
Technology impairment	-	(925,000)	-	-	(925,000)
Customer Relationships - end of period	-	-	3,310,000	-	3,310,000	5
Technology - end of period	300,000	-	880,000	326,435	1,506,435	3
Less: Accumulated Amortization	(224,995)	-	(1,353,388)	(126,948)	(1,705,331)
Intangible Assets, net	$75,005	$-	$2,836,612	$199,487	$3,111,104

Intangible asset amortization expense for the three and six months ended December 31, 2023 was approximately $0.29 million and $0.66 million, respectively. Amortization attributable to Pulpo was zero and $0.08 million for the three and six months ended December 31, 2023.

Intangible asset amortization expense for the three and six months ended December 31, 2022 was approximately $0.54 million and $0.99 million, respectively. Amortization attributable to Pulpo was $0.08 million and $0.15 million for the three and six months ended December 31, 2022.

Estimated intangible asset amortization expense for the remaining lives are as follows:

Years Ended June 30,
2024 (remaining 6 months)	$582,000
2025	$1,089,000
2026	$723,000
2027	$662,000
2028	$55,000

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

NOTE 6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of December 31 and June 30, 2023, the Company’s cash and cash equivalents were as follows:

	As of December 31, 2023
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$491,205	$-		$491,205
Level 1:
Money market funds	4,729,448	-	$4,729,448	4,729,448
Total cash and cash equivalents	$5,220,653	$-	$4,729,448	$5,220,653

	As of June 30, 2023
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$242,271	$-		$242,271
Level 1:
Money market funds	5,376,812	-	$5,376,812	5,376,812
Total cash and cash equivalents	$5,619,083	$-	$5,376,812	$5,619,083

Contingent Consideration

As of December 31 and June 30, 2023, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at the time of acquisitions and at December 31 and June 30, 2023 using unobservable inputs and have included using the Monte Carlo simulation model. This model incorporates revenue volatility, internal rate of return, and a risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

As of December 31, 2023, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of December 31, 2023
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - S5D	$2,060,300	$(1,359,001)	$105,844	$807,143	$807,143
Contingent consideration, current - BLI	1,264,200	-	2,438,300	3,702,500	3,702,500
Contingent consideration, current - XRT	-	(458,931)	499,288	40,357	40,357
Total contingent consideration, current portion	$3,324,500	$(1,817,932)	$3,043,432	$4,550,000	$4,550,000

Level 3:
Contingent consideration, non-current - S5D	$7,108,900	$(2,050,000)	$(5,058,900)	$-	$-
Contingent consideration, non-current - BLI	6,060,700	-	(5,137,600)	923,100	923,100
Total contingent consideration, net of current portion	$13,169,600	$(2,050,000)	$(10,196,500)	$923,100	$923,100

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

S5D has significantly underperformed revenue expectations that were employed to determine fair value at acquisition. The possibility of achieving any remaining revenue targets to trigger additional consideration is remote. Accordingly, the quantitative inputs used to value S5D’s contingent consideration as of December 31, 2023 were solely revenue projections, the remaining achieved (as defined) and unpaid consideration and the $1.13 per share market price of the Company’s common stock. The range of potential additional contingent consideration related to S5D at December 31, 2023 is zero to $13.2 million in the form of Company common stock (with share conversion at a $7.00 per share floor price).

A summary of the quantitative significant inputs used to value BLI’s contingent consideration as of December 31, 2023 was: $1.13 per share market price of the Company’s common stock, revenue projections, revenue volatility of 73.0%, weighted average cost of capital discount rate of 16.0% and risk-free rate of 4.5%. The range of potential additional contingent consideration related to BLI at December 31, 2023 is zero to $14.9 million, of which up to $7.4 million in cash and the remainder in the form of Company common stock (with share conversion at a $7.00 per share floor price).

The change in fair value of contingent consideration for S5D and BLI for the three and six months ended December 31, 2023 was a non-cash gain of approximately $1.24 million and $3.94 million, respectively, included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations. This was primarily driven by the decrease in the Company’s common stock price between the measurement dates and reduced revenue projections.

The change in fair value of contingent consideration for XR Terra, LLC (“XRT”) for the three and six months ended December 31, 2023 includes the payout to the sellers of XRT for consideration earned in prior periods. This payout was made in September 2023 in the form of Company common stock, fair valued at $0.13 million. In addition, the change reflects non-cash gains of approximately $0.02 million and $0.06 million, respectively, for the three and six months ended December 31, 2023 included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations reflecting a decrease in the Company’s common stock price between the measurement dates. The range of potential additional contingent consideration related to XRT at December 31, 2023 is zero to $1.0 million in the form of Company common stock (with share conversion at a $7.00 per share floor price). The Company considers this occurrence as remote, and no provision is made for it.

The range of potential additional contingent consideration related to the previous divestiture of AUGGD, LLC (“AUGGD”) assets at December 31, 2023 is zero to $0.65 million in the form of Company common stock. The Company considers this occurrence as remote, and no provision is made for it.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

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

The change in fair value of contingent consideration for S5D and BLI for the three and six months ended December 31, 2022 was a non-cash gain of approximately $5.23 million and $2.47 million, respectively, included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations. This was primarily driven by the change in the Company’s common stock price between the measurement dates. Also included in the six months ended December 31, 2022 is the non-cash expense change in fair value of contingent consideration for XRT of $0.20 million reflecting achievement of certain revenue thresholds as defined and not previously accrued.

NOTE 7. DEFERRED COSTS/CONTRACT ASSETS and DEFERRED REVENUE/CONTRACT LIABILITIES

At December 31 and June 30, 2023, deferred costs/contract assets totaling $76,992 and $158,552, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($66,913 and $158,552, respectively), and costs in excess of billings under contracts not completed and recognized over time ($10,079 and $0, respectively). At December 31 and June 30, 2023, deferred revenue/contract liabilities, totaling $136,862 and $466,393, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($106,862 and $459,510, respectively), and billings in excess of costs under contracts not completed and recognized over time ($30,000 and $6,883 respectively).

The following table shows the reconciliation of the costs in excess of billings and billings in excess of costs for contracts recognized over time:

	As of December 31, 2023	As of June 30, 2023

Cost incurred on uncompleted contracts	$114,393	$78,771
Estimated earnings	154,686	226,096
Earned revenue	269,079	304,867
Less: billings to date	289,000	311,750
Billings in excess of costs, net	$(19,921)	$(6,883)

Balance Sheet Classification
Contract assets includes costs and estimated earnings in excess of billings on uncompleted contracts	$10,079	$-
Contract liabilities includes billings in excess of costs and estimated earnings on uncompleted contracts	(30,000)	(6,883)
Billings in excess of costs, net	$(19,921)	$(6,883)

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

NOTE 8. EQUITY

Securities Purchase Agreement (“SPA”)

On September 28, 2023, the Company entered into a SPA with certain institutional investors to sell 1,885,715 shares of common stock for approximately $3.30 million (at $1.75 per share). The Company realized net proceeds (after underwriting, professional fees and listing expenses) of $2.97 million on October 3, 2023.

The SPA shares were issued on October 3, 2023. Simultaneously, the exercise price on warrants to purchase 750,000 shares of common stock originally issued pursuant to a SPA entered into in November 2021 were repriced from $14.63 per share to $1.75 per share.

Common Stock Issued

Common stock issued for Business Acquisition and Asset Acquisition - Technology

During the six months ended December 31, 2022, the Company issued approximately: 714,000 shares of common stock, valued at $2.85 million, as consideration for the acquisition of BLI; 71,000 shares of common stock valued at $0.33 million, per the assignment agreement with inciteVR; and 214,000 shares of common stock, valued at $0.73 million, as consideration for the acquisition of Pulpo (see Note 4).

Common stock issued to satisfy contingent acquisition obligations

During the six months ended December 31, 2023, the Company issued approximately 36,000 shares of common stock, with a fair value of approximately $0.13 million, to satisfy a contingent acquisition obligation for the achievement of a revenue performance milestone by XRT.

During the six months ended December 31, 2022, the Company issued approximately 107,000 shares of common stock, with a fair value of approximately $0.32 million, to satisfy a contingent acquisition obligation of approximately $0.57 million less the repayment of a secured promissory note of $0.25 million, related to the acquisition of AUGGD. In addition, the Company issued approximately 36,000 shares of common stock, valued at $0.20 million, for the achievement of a revenue performance milestone by XRT.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

Common stock issued for Exercise of Stock Options

During the six months ended December 31, 2023 and 2022, the Company issued approximately 9,000 and 27,000 shares of common stock in cash and cashless transactions, respectively, upon exercise of the respective option grants and realized cash proceeds of approximately zero and $0.04 million, respectively.

Common stock issued to Vendors

During the six months ended December 31, 2023, the Company issued approximately 29,000 shares of common stock to various vendors for services performed and recorded share-based compensation of approximately $0.07 million.

Common stock issued to Employees as Compensation

During the six months ended December 31, 2023, the Company issued approximately 61,000 shares of common stock to various employees as compensation and recorded share-based compensation of approximately $0.21 million.

During the six months ended December 31, 2022, the Company issued approximately 49,000 shares of common stock to various employees as compensation and recorded share-based compensation of approximately $0.24 million.

Employee Stock-Based Compensation

Stock Option issuance to Executives

In February 2023, pursuant to the Equity Incentive Plan (see below), the Company granted certain executive officers 2.32 million stock options as a long-term incentive. The options have an exercise price of $7.00 per share. 0.22 million of these options vest ratably over four years (“Initial Options”). The remainder (“Target Options”) vest in fixed amounts based on achieving various revenue or common stock prices within seven years of grant date. Given the Company’s current stock price and revenue, the Company views the achievement of the milestones that would trigger vesting of the Target Options as remote.

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, as of December 31, 2023 has approximately 11.3 million common shares reserved for issuance. As of December 31, 2023, there were approximately 3.5 million shares available for issuance under the Plan. The shares available are after the granting of 2.1 million shares of executive Target Options.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan for the specific periods below are noted in the following table:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Weighted average expected terms (in years)	5.0	6.0	6.5	6.0
Weighted average expected volatility	101.3%	100.7%	97.8%	101.2%
Weighted average risk-free interest rate	4.1%	3.8%	4.6%	3.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The grant date fair value for options granted during the six months ended December 31, 2023 and 2022 was approximately $0.41 million and $1.57 million, respectively.

The following is a summary of the Company’s stock option activity for the six months ended December 31, 2023 and 2022, excluding the executive Target Options:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2023	6,128,381	$4.84	7.0	$1,676,966
Options Granted	259,847	2.57	9.7	-
Options Exercised	(25,000)	2.00	2.9	5,474
Options Forfeited / Cancelled	(1,662,564)	4.76	6.5	2,515
Outstanding at December 31, 2023	4,700,664	$4.77	6.8	$-
Exercisable at December 31, 2023	2,903,668	$4.19	5.4	$-

The above table excludes executive Target Options: 2,100,000 granted, $7.00 exercise price, 9.1 remaining term in years, no intrinsic value. Vesting of these is considered remote.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

The intrinsic value of stock options at December 31, 2023 and 2022 was computed using a fair market value of the common stock of $1.13 per share and $3.03 per share, respectively.

The Company’s stock option-based expense for the three and six months ended December 31, 2023 and 2022 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Stock option-based expense:
Research and development expenses	$177,728	$383,617	$448,857	$771,057
General and administrative expenses	75,817	34,774	173,543	89,048
Sales and marketing expenses	134,223	133,621	287,647	320,281
Cost of goods sold	-	61	-	755
Board option expense	69,174	146,783	143,275	293,567
Total	$456,942	$698,856	$1,053,322	$1,474,708

There is no expense included for the executive officers’ Target Options.

At December 31, 2023 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $4.05 million (excluding executive Target Options of $8.53 million), and is expected to be recognized over a weighted average period of 2.59 years (which excludes the executive Target Options).

NOTE 9. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Numerator:	2023	2022	2023	2022
Net income (loss)	$(738,367)	$1,308,365	$(857,810)	$(4,074,362)
Denominator:
Weighted-average common shares outstanding for basic net income (loss) per share	16,668,740	13,779,958	15,699,563	13,548,573

Weighted-average common shares outstanding for diluted net income (loss) per share	16,668,740	19,264,307	15,699,563	13,548,573

Basic net income (loss) per share	$(0.04)	$0.09	$(0.05)	$(0.30)
Diluted net income (loss) per share	$(0.04)	$0.07	$(0.05)	$(0.30)

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

Potentially dilutive securities that were not included in the calculation of basic income net loss per share attributable to common stockholders for the three months ended December 31, 2023 and for the six months ended December 31, 2023 and 2022, because their effect would be anti-dilutive are as follows (in common equivalent shares):

	At December 31, 2023	At December 31, 2022
Stock Options	6,800,664	4,626,246
Warrants	837,500	837,500
Total	7,638,164	5,463,746

December 31, 2023 Stock Options include 2,100,000 executive Target Options.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the six months ended December 31, 2023 and 2022, of approximately $0.33 million and $0.28 million, respectively, which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. As of December 31, 2023, the Company’s operating leases have a weighted average remaining lease term of 1.35 years and weighted average discount rate of 8.34%.

The total rent expense for all operating leases for the three months ended December 31, 2023 and 2022, was approximately $0.12 million and $0.23 million, respectively, with short-term leases making up an immaterial portion of such expenses.

The total rent expense for all operating leases for the six months ended December 31, 2023 and 2022, was approximately $0.14 million and $0.27 million, respectively, with short-term leases making up an immaterial portion of such expenses.

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from approximately 1 to 3 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company determined that none of its current leases are reasonably certain to renew.

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities at December 31, 2023 are as follows:

Years Ended June 30,
2024 (remaining 6 months)	$260,000
2025	407,000
2026	183,000
Total future minimum lease commitments, including short-term leases	850,000
Less: future minimum lease payments of short -term leases	(62,000)
Less: imputed interest	(52,000)
Present value of future minimum lease payments, excluding short term leases	$736,000

Current portion of operating lease liabilities	$450,000
Non-current portion of operating lease liabilities	286,000
Total operating lease liability	$736,000

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2023 AND 2022

Contingent Consideration for Acquisitions

Contingent consideration for acquisitions consists of the following as of December 31, 2023 and June 30, 2023 respectively (see Note 6):

	As of December 31,	As of June 30,
	2023	2023
S5D, current portion	$807,143	$1,908,800
BLI, current portion	3,702,500	2,957,700
XRT	40,357	254,291
Subtotal current portion	4,550,000	5,120,791
S5D, net of current portion	-	1,251,700
BLI, net of current portion	923,100	3,253,300
Total contingent consideration for acquisitions	$5,473,100	$9,625,791

Employee Bonus

During this fiscal year, a certain employee met the revenue threshold to earn a bonus payout of approximately $0.36 million. This is included in accrued non cash performance bonus in the condensed consolidated balance sheet at December 31, 2023. This bonus will be paid entirely in the form of Company common stock at a share conversion price of $7.00 per share. For the three and six months ended December 31, 2023, the fair value of this bonus decreased approximately $0.16 and $0.55 million, respectively, due to a decrease in the Company’s common stock price between the measurement dates. These gains are included in sales and marketing expenses on the condensed consolidated statement of operations.

Potential Future Distributions Upon Divestiture or Sale

In some instances, upon a divestiture or sale of a subsidiary company or capital raise into a subsidiary company, the Company is contractually obligated to distribute a portion of the net proceeds or capital raise to the senior management team of the divested subsidiary company.

NOTE 11. SUBSEQUENT EVENTS

None

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

Overview

We are an Immersive technology (Virtual Reality (“VR”), Augmented Reality (“AR”) and Spatial Computing) company, comprised of a diversified group of wholly-owned and operated Immersive technology companies, providing enterprise-focused software, services and solutions. We believe that we offer significant exposure to the rapidly growing and potentially transformative Immersive technology markets via our diversified model and ecosystem.

Our platform of Immersive technology subsidiary companies, collaborative environment and diversified business model aims to simplify the challenges faced by companies in the emerging Immersive technology industry, create scale, operational efficiencies and go-to-market synergies, potentially improving each subsidiary company’s ability to succeed, while simultaneously providing investors an opportunity to invest directly via a diversified infrastructure.

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

At the time of this filing, we have approximately 120 full time employees, primarily software developers, engineers and 3D artists. Of these, approximately 60 are based in the US and 60 internationally in Turkey.

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

Immersive storytelling for the enterprise sector

IMMERSIVE HEALTH GROUP

Healthcare & Nurses Training

Accelerating adoption of VR in healthcare

Significant Transactions

Securities Purchase Agreement (“SPA”)

On September 28, 2023, the Company entered into a SPA with certain institutional investors to sell 1,885,715 shares of common stock for approximately $3.30 million (at $1.75 per share). The Company realized net proceeds (after underwriting, professional fees and listing expenses) of $2.97 million on October 3, 2023.

The SPA shares were issued on October 3, 2023. Simultaneously, the exercise price on warrants to purchase 750,000 shares of common stock originally issued pursuant to a SPA entered into in November 2021 were repriced from $14.63 per share to $1.75 per share.

Financial Highlights for the three and six months ended December 31, 2023 compared to the three and six months ended December 31, 2022

Results of Operations

The following table sets forth our results of operations for the three and six months ended December 31, 2023 and 2022:

Summary P&L

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)				(in millions)
Revenue	$2.08	$2.95	$(0.87)	(29)%	$5.18	$6.90	$(1.72)	(25)%
Cost of Goods Sold	0.66	0.88	(0.22)	(25)%	1.84	2.09	(0.25)	(12)%
Gross Profit	1.42	2.07	(0.65)	(31)%	3.34	4.81	(1.47)	(31)%
Total Operating Expenses (*)	2.23	0.84	1.39	165%	4.33	9.01	(4.68)	(52)%
Income (Loss) from Operations before Other Income	(0.81)	1.23	(2.04)	166%	(0.99)	(4.20)	3.21	(76)%
Other Income	0.07	0.08	(0.01)	13%	0.13	0.13	-	0%
Net Income (Loss)	$(0.74)	$1.31	$(2.05)	156%	$(0.86)	$(4.07)	$3.21	(79)%

(*) – Includes non cash gains related to fair value change in acquisition contingent consideration liabilities.

Revenues

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)				(in millions)
Software Services	$2.03	$2.89	$(0.86)	(30)%	$5.04	$6.75	$(1.71)	(25)%
Software License/Software as a Service	0.05	0.06	(0.01)	(17)%	0.14	0.15	(0.01)	(7)%
Total Revenue	$2.08	$2.95	$(0.87)	(29)%	$5.18	$6.90	$(1.72)	(25)%

Total revenue for the three months ended December 31, 2023 was approximately $2.08 million compared to approximately $2.95 million for the three months ended December 31, 2022, a decrease of 29%. Total revenue for the six months ended December 31, 2023 was approximately $5.18 million compared to approximately $6.9 million for the six months ended December 31, 2022, a decrease of 25%. The decrease for both periods reflects our strategic shift to Spatial Computing, Cloud and AI driven immersive software solutions, which reflects a significant turnover in our targeted customer base.

We break out our revenues into two main categories – Software Services and Software License.

●	Software Services revenues are primarily comprised of VR/AR projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed VR/AR software as licenses or as software-as-a-service (“SaaS”).

For the three months ended December 31, 2023, Software Services revenue was approximately $2.03 million compared to approximately $2.89 million for the three months ended December 31, 2022, a decrease of approximately 30%. For the six months ended December 31, 2023, Software Services revenue was approximately $5.04 million compared to approximately $6.75 million for the six months ended December 31, 2022, a decrease of approximately 25%. The decrease for both periods reflects our strategic shift to Spatial Computing, Cloud and AI driven immersive software solutions.

For the three months ended December 31, 2023, Software License revenue was approximately $0.5 million compared to approximately $0.6 million for the three months ended December 31, 2022, a decrease of approximately 17%. For the six months ended December 31, 2023, Software License revenue was approximately $0.14 million compared to approximately $0.15 million for the six months ended December 31, 2022, a decrease of approximately 7%. As the Immersive technology industry continues to mature, we expect our Software License revenue to continue to grow on an absolute basis and as an overall percentage of total revenue.

Customer Concentration

One customer accounted for approximately 28% of the Company’s total gross revenues during the three months ended December 31, 2023. No other customer accounted for greater than 10% of gross revenue. The same customer and a different customer accounted for approximately 55% (29% and 26%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2022. Two customers accounted for approximately 44% (22% and 22%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2023. The same two customers accounted for approximately 58% (32% and 26%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2022.

Gross Profit

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)				(in millions)
Revenue	$2.08	$2.95	$(0.87)	(29)%	$5.18	$6.90	$(1.72)	(25)%
Cost of Goods Sold	0.66	0.88	(0.22)	(25)%	$1.84	2.09	(0.25)	(12)%
Gross Profit	1.42	2.07	(0.65)	(31)%	3.34	4.81	(1.47)	(31)%
Gross Profit Margin	68%	70%			64%	70%

Gross profit was approximately 68% for the three months ended December 31, 2023, compared to approximately 70% for the three months ended December 31, 2022. Gross profit was approximately 64% for the six months ended December 31, 2023 compared to approximately 70% for the six months ended December 31, 2022. The decrease for both periods was driven by the lower margin on project revenue in the current fiscal year due to use of outside contractors.

For the three months ended December 31, 2023 and 2022, internal staffing was approximately $0.44 million (67% of total cost of revenue) and approximately $0.50 million (58% of total cost of revenue), respectively. The percentage increase reflects an increase in non-project revenue as a percentage of total revenue between the periods. For the six months ended December 31, 2023 and 2022, internal staffing was approximately $1.10 million (60% of total cost of revenue) and approximately $1.25 million (60% of total cost of revenue), respectively. The percentage of revenue is consistent between the periods, as non-project revenue as a percentage of total revenue was also consistent between the periods.

Operating Expenses

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)				(in millions)
Research and development expenses	$1.39	$2.53	$(1.14)	(45)%	$3.07	$4.54	$(1.47)	(32)%
General and administrative expenses	1.05	1.26	(0.21)	(17)%	2.14	2.64	(0.50)	(19)%
Sales and marketing expenses	0.77	1.74	(0.97)	(56)%	1.58	3.48	(1.90)	(55)%
Amortization of acquisition intangible assets	0.29	0.54	(0.25)	(46)%	0.66	0.98	(0.32)	(33)%
Intangible asset impairment	-	-	-	N/A	0.90	-	0.90	N/A
Change in fair value of acquisition contingent consideration	(1.27)	(5.23)	3.96	(76)%	(4.02)	(2.63)	(1.39)	53%
Total Operating Expenses	$2.23	$0.84	$1.39	165%	$4.33	$9.01	$(4.68)	(52)%

Operating expenses for the three months ended December 31, 2023 were approximately $2.23 million compared to $0.84 million for the three months ended December 31, 2022, an increase of approximately 165%. This reflects a decrease in all expense categories, reduced investment in non-core areas and divesting non-core assets to align with reduced revenue as a result our strategic shift to Spatial Computing, Cloud and AI driven immersive software solutions, offset by a decrease in the gain on change in fair value of acquisition contingent consideration. Operating expenses for the six months ended December 31, 2023 were approximately $4.33 million compared to $9.01 million for the six months ended December 31, 2022, an decrease of approximately 52%. This reflects a decrease in all expense categories, reduced investment in non-core areas and divesting non-core assets to align with reduced revenue as a result our strategic shift to Spatial Computing, Cloud and AI driven immersive software solutions, and an increase in the gain on change in fair value of acquisition contingent consideration. These were offset by an intangible asset impairment charge.

Research and Development

Research and development expenses for the three months ended December 31, 2023 were approximately $1.39 million compared to $2.53 million for the three months ended December 31, 2022, an decrease of approximately 45%. Research and development expenses for the six months ended December 31, 2023 were approximately $3.07 million compared to $4.54 million for the six months ended December 31, 2022, an decrease of approximately 32%. For both periods, this primarily reflects headcount reductions, reduced investment in non-core areas and divesting non-core assets to align with strategic business shift.

General and Administrative

General and administrative expenses for the three months ended December 31, 2023 were approximately $1.05 million compared to $1.26 million for the three months ended December 31, 2022, an decrease of approximately 17%. General and administrative expenses for the six months ended December 31, 2023 were approximately $2.14 million compared to $2.64 million for the six months ended December 31, 2022, a decrease of approximately 19%. The decrease for both periods reflects reduction in various professional fees (including 2022 merger and acquisition related to the purchase of BLI and form S-3 filing fees) and facility costs (including office downsizing and write off of S5D right-of-use lease assets).

Sales and Marketing

Sales and marketing expenses for the three months ended December 31, 2023 were approximately $0.77 million compared to $1.74 million for the three months ended December 31, 2022, an decrease of approximately 56%. Sales and marketing expenses for the six months ended December 31, 2023 were approximately $1.58 million compared to $3.48 million for the six months ended December 31, 2022, a decrease of approximately 55%. For both periods, this primarily reflects headcount reductions, reduced investment in non-core areas and divesting non-core assets to align with strategic business shift. In addition, there was a 2023 gain (i.e., expense reduction) in previously accrued, but not yet paid, stock based incentive expense due to a decrease in the fair value of the Company’s common stock between measurement periods.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the three months ended December 31, 2023 was approximately $0.29 million compared to $0.54 million for the three months ended December 31, 2022, a decrease of approximately 46%. Amortization of acquisition intangible assets expense for the six months ended December 31, 2023 was approximately $0.66 million compared to $0.98 million for the six months ended December 31, 2022, a decrease of approximately 33%. The decrease in both periods reflects the write off of acquisition intangible assets related to S5D and Pulpo.

Intangible Asset Impairment

The 2023 $0.90 million expense represents the write-off of goodwill and the net intangible asset attributable to the to divestiture of Pulpo.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the three months ended December 31, 2023 was a gain of approximately $1.27 million compared to a gain of $5.23 million for the three months ended December 31, 2022. Change in fair value of acquisition contingent consideration for the six months ended December 31, 2023 was a gain of approximately $4.02 million compared to a gain of $2.63 million for the six months ended December 31, 2022. For all periods, this reflects a decrease in the common stock price of the Company’s stock between the respective measurement periods.

Net Loss

We sustained a net loss of $0.74 million for the three months ended December 31, 2023 as compared to net income of $1.31 million for the comparable 2022 period, a loss increase of $2.05 million. This reflects decreased revenue and a reduction in gain on change in fair value of acquisition contingent consideration, partially offset by a decrease in other operating expense categories. We sustained a net loss of $0.86 million for the six months ended December 31, 2023 as compared to a net loss of $4.07 million for the comparable 2022 period, a loss decrease of $3.21 million. This reflects decreased revenue and an intangible asset impairment charge, more than offset by a decrease in operating expenses and an increase in the gain on change in fair value of acquisition contingent consideration.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA loss for the three and six months ended December 31, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net income (loss)	$(0.74)	$1.31	$(0.86)	$(4.07)
Depreciation and amortization	0.32	0.58	0.72	1.06
EBITDA income (loss)	(0.42)	1.89	(0.14)	(3.01)
Stock based compensation expenses	0.52	0.74	1.21	1.72
Intangible asset impairment	-	-	0.90	-
Acquisition expenses	-	-	-	0.28
Non cash change in fair value of accrued performance bonus	(0.16)	-	(0.55)	-
Non cash change in fair value of acquisition contingent consideration	(1.27)	(5.23)	(4.02)	(2.63)
Adjusted EBITDA loss	$(1.33)	$(2.60)	$(2.60)	$(3.64)

Adjusted EBITDA loss of $1.33 million for the three months ended December 31, 2023 compared to a $2.60 million loss for the three months ended December 31, 2022. Adjusted EBITDA loss of $2.60 million for the six months ended December 31, 2023 compared to a $3.64 million loss for the six months ended December 31, 2022. The reduced EBITDA loss for both periods reflects cash expense reductions in excess of the decrease in revenue and gross margin.

Going Concern

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise doubt about its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued.

The Company has incurred recurring losses since its inception, including a net loss of $0.74 million for the three months ended December 31, 2023. In addition, as of December 31, 2023, the Company had an accumulated deficit of $57.50 million. While the Company has been reducing its expense base, it expects to continue to generate negative cash flow for the foreseeable future. The Company expects that its cash and cash equivalents as of December 31, 2023 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements and the Company will need to obtain additional funding. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12months from the date of issuance of these condensed consolidated financial statements. Outside of potential revenue growth generated by the Company, in order to alleviate the going concern the Company may take actions which could include but are not limited to: further cost reductions, equity or debt financings and restructuring of potential future cash contingent acquisition liabilities. There is no assurance that these actions will be taken or be successful if pursued.

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

Liquidity and Capital Resources

	For the Six Months Ended
	December 31,		Change
	2023	2022	$	%
	(in millions)
Net cash used in operating activities	$(3.36)	$(6.49)	$3.13	48%
Net cash used in investing activities	-	(2.60)	2.60	100%
Net cash provided by financing activities	2.97	0.05	2.92	N/A
Net decrease in cash, cash equivalents and restricted cash	(0.39)	(9.04)	8.65	96%
Cash, cash equivalents and restricted cash, beginning of period	5.61	18.25	(12.64)	(69)%
Cash, cash equivalents and restricted cash, end of period	$5.22	$9.21	$(3.99)	(43)%

Operating Activities

Net cash used in operating activities was $3.36 million for the six months ended December 31, 2023, compared to $6.49 million during the prior period, a decrease of $3.13 million. This is driven by a cash operating expense decrease in excess of revenue and gross margin decreases and the absence in 2023 of the decrease in accounts payable and deferred revenue primarily related to the 2022 BLI acquisition.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2023 was negligible compared to approximately $2.60 million in 2022. The 2022 amount primarily represents the cash portion of the BLI acquisition.

Financing Activities

Cash flow provided from financing activities during the six months ended December 31, 2023 was $ 2.97 million compared to a negligible amount for the prior 2022 period. The 2023 amount represents the net proceeds from the SPA received in October 2023.

Capital Resources

As of December 31, 2023, the Company had cash and cash equivalents of $5.22 million, plus $1.25 million of accounts receivable.

As of December 31, 2023, the Company had no outstanding debt obligations.

As of December 31, 2023, the Company had no issued and outstanding preferred stock.

As of December 31, 2023, contingent consideration for acquisition liabilities contains cash components ranging up to $4.5 million, potentially payable through July 2025 contingent on BLI achieving certain revenue milestones. In the quarter ending March 31, 2024, we expect BLI to achieve a revenue milestone triggering a $1.5 million cash payment.

Recently Adopted Accounting Pronouncements

Please see Note 3 of the attached December 31, 2023 condensed consolidated financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

During the period ended December 31, 2023, there was no change in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2023 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

During the three months ended December 31, 2023, the Company issued 23,913 shares of Common Stock for:

	Number of Shares	Cash Proceeds	Value of Shares
Compensation and vendor expense	23,913	-	57,831

The foregoing transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

10.1	Form of Purchase Agreement, incorporated by reference to Exhibit 10.1 of the 8k filed on October 3, 2023.

10.2	Form of Placement Agent Agreement, incorporated by reference to Exhibit 10.2 of the 8k filed on October 3, 2023.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of February, 2024.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer, President
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer
(Principal Financial Officer)

