Form 10-Q
period 2024-03-31
Glimpse Group, Inc.
filed 2024-05-15
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Yes ☐ No ☒

As of May 9, 2024, the registrant had 18,148,217 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

2

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 and 2023

3

THE GLIMPSE GROUP, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2024	As of June 30, 2023
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$4,285,343	$5,619,083
Accounts receivable	975,172	1,453,770
Deferred costs/contract assets	72,205	158,552
Prepaid expenses and other current assets	813,193	562,163
Total current assets	6,145,913	7,793,568

Equipment, net	184,954	264,451
Right-of-use assets, net	522,449	627,832
Intangible assets, net	2,820,068	4,284,151
Goodwill	10,857,600	11,236,638
Other assets	73,273	71,767
Total assets	$20,604,257	$24,278,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$241,072	$455,777
Accrued liabilities	246,971	635,616
Accrued non cash performance bonus	-	1,041,596
Deferred revenue/contract liabilities	69,847	466,393
Lease liabilities, current portion	413,237	405,948
Contingent consideration for acquisitions, current portion	2,918,939	5,120,791
Total current liabilities	3,890,066	8,126,121

Long term liabilities
Contingent consideration for acquisitions, net of current portion	1,414,682	4,505,000
Lease liabilities, net of current portion	211,638	423,454
Total liabilities	5,516,386	13,054,575

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 18,140,217 and 14,701,929 issued and outstanding, respectively	18,141	14,702
Additional paid-in capital	74,114,774	67,854,108
Accumulated deficit	(59,045,044)	(56,644,978)
Total stockholders’ equity	15,087,871	11,223,832
Total liabilities and stockholders’ equity	$20,604,257	$24,278,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue
Software services	$1,466,397	$3,119,948	$6,510,740	$9,868,920
Software license/software as a service	429,246	552,442	566,208	705,041
Total Revenue	1,895,643	3,672,390	7,076,948	10,573,961
Cost of goods sold	569,461	1,223,531	2,406,479	3,313,409
Gross Profit	1,326,182	2,448,859	4,670,469	7,260,552
Operating expenses:
Research and development expenses	1,136,848	2,157,307	4,209,518	6,692,332
General and administrative expenses	1,233,904	1,137,231	3,375,140	3,773,231
Sales and marketing expenses	559,681	1,456,883	2,138,539	4,938,213
Amortization of acquisition intangible assets	291,036	550,786	950,192	1,536,467
Goodwill impairment	-	250,000	379,038	250,000
Intangible asset impairment	-	229,182	522,166	229,182
Change in fair value of acquisition contingent consideration	(291,980)	1,947,989	(4,317,524)	(677,113)
Total operating expenses	2,929,489	7,729,378	7,257,069	16,742,312
Loss from operations before other income	(1,603,307)	(5,280,519)	(2,586,600)	(9,481,760)

Other income
Interest income	61,051	57,921	186,534	184,800
Net Loss	$(1,542,256)	$(5,222,598)	$(2,400,066)	$(9,296,960)

Basic and diluted net loss per share	$(0.09)	$(0.37)	$(0.15)	$(0.68)

Weighted-average shares used to compute basic and diluted net loss per share	17,195,322	14,093,597	16,194,523	13,727,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of January 1, 2024	16,722,146	$16,723	$72,283,210	$(57,502,788)	$14,797,145
Common stock issued to vendors for compensation	5,626	5	15,185	-	15,190
Common stock issued to satisfy contingent acquisition obligations	750,000	750	846,752	-	847,502
Common stock and stock option based compensation expense	329,803	330	468,011	-	468,341
Common stock and stock option based board of directors expense	332,642	333	501,616	-	501,949
Net loss	-	-	-	(1,542,256)	(1,542,256)
Balance as of March 31, 2024	18,140,217	$18,141	$74,114,774	$(59,045,044)	$15,087,871

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of July 1, 2023	14,701,929	$14,702	$67,854,108	$(56,644,978)	$11,223,832
Common stock issued in Securities Purchase Agreement, net	1,885,715	1,886	2,966,615	-	2,968,501
Common stock issued to vendors for compensation	34,197	34	88,438	-	88,472
Common stock issued for exercise of options	8,819	9	(9)	-	-
Common stock issued to satisfy contingent acquisition obligations	785,714	786	973,861	-	974,647
Common stock and stock option based compensation expense	391,201	391	1,586,870	-	1,587,261
Common stock and stock option based board of directors expense	332,642	333	644,891	-	645,224
Net loss	-	-	-	(2,400,066)	(2,400,066)
Balance as of March 31, 2024	18,140,217	$18,141	$74,114,774	$(59,045,044)	$15,087,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of January 1, 2023	13,966,007	$13,968	$63,069,423	$(32,156,057)	$30,927,334
Common stock issued to vendors for compensation	1,800	2	5,236	-	5,238
Common stock issued for exercise of options	15,315	15	21,180	-	21,195
Common stock issued for contingent acquisition obligation	326,684	326	1,358,678	-	1,359,004
Common stock and stock option based compensation expense	30,326	30	847,372	-	847,402
Stock option-based board of directors expense	-	-	85,752	-	85,752
Net loss	-	-	-	(5,222,598)	(5,222,598)
Balance as of March 31, 2023	14,340,132	$14,341	$65,387,641	$(37,378,655)	$28,023,327

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of July 1, 2022	12,747,624	$12,749	$56,885,815	$(28,081,695)	$28,816,869
Common stock issued for acquisition	714,286	714	2,845,430	-	2,846,144
Common stock issued for satisfaction of prior year acquisition liability	214,288	214	733,822	-	734,036
Common stock issued for purchase of intangible asset - technology	71,430	72	326,364	-	326,436
Common stock issued to vendors for compensation	1,800	2	5,236	-	5,238
Common stock issued for exercise of options	41,996	42	66,069	-	66,111
Common stock issued for contingent acquisition obligation	469,541	469	1,874,605	-	1,875,074
Common stock and stock option based compensation expense	79,167	79	2,270,981	-	2,271,060
Stock option-based board of directors expense	-	-	379,319	-	379,319
Net loss	-	-	-	(9,296,960)	(9,296,960)
Balance as of March 31, 2023	14,340,132	$14,341	$65,387,641	$(37,378,655)	$28,023,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,400,066)	$(9,296,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,040,759	1,645,846
Common stock and stock option based compensation for employees and board of directors	1,742,126	2,784,667
Accrued non cash performance bonus fair value adjustment	(551,236)	-
Acquisition contingent consideration fair value adjustment	(4,317,524)	(677,113)
Impairment of goodwill and intangible assets	901,204	479,182
Issuance of common stock to vendors as compensation	88,472	5,238
Adjustment to operating lease right-of-use assets and liabilities	(99,144)	(15,056)

Changes in operating assets and liabilities:
Accounts receivable	478,598	(48,340)
Deferred costs/contract assets	86,347	519,673
Prepaid expenses and other current assets	(251,030)	(120,436)
Other assets	(1,506)	149,962
Accounts payable	(214,705)	(525,832)
Accrued liabilities	(388,644)	(149,673)
Deferred revenue/contract liabilities	(396,546)	(2,348,561)
Net cash used in operating activities	(4,282,895)	(7,597,403)
Cash flow from investing activities:
Purchases of equipment	(19,346)	(139,420)
Acquisitions, net of cash acquired	-	(2,522,756)
Purchase of investments	-	(8,197)
Net cash used in investing activities	(19,346)	(2,670,373)
Cash flows provided by financing activities:
Proceeds from securities purchase agreement, net	2,968,501	-
Proceeds from exercise of stock options	-	66,111
Cash provided by financing activities	2,968,501	66,111

Net change in cash, cash equivalents and restricted cash	(1,333,740)	(10,201,665)
Cash, cash equivalents and restricted cash, beginning of year	5,619,083	18,249,666
Cash, cash equivalents and restricted cash, end of period	$4,285,343	$8,048,001
Non-cash Investing and Financing activities:

Issuance of common stock for satisfaction of contingent liability	$974,647	$2,093,037
Issuance of common stock for non cash performance bonus	$490,360	$-
Lease liabilities arising from right-of-use assets	$113,182	$1,221,513
Note receivable for sale of subsidiary assets	$1,000,000	$-
Allowance against note receivable	$(1,000,000)	$-
Common stock issued for acquisition	$-	$2,845,430
Contingent acquisition consideration liability recorded at closing	$-	$6,139,000
Common stock issued for purchase of intangible asset - technology	$-	$326,436
Issuance of common stock for satisfaction of contingent liability, net of note extinguishment	$-	$318,571
Extinguishment of note receivable for satisfaction of contingent liability	$-	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

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

The Company has incurred recurring losses since its inception, including a net loss of approximately $1.5 million for the three months ended March 31, 2024. In addition, as of March 31, 2024, the Company had an accumulated deficit of $59.0 million. The Company expects to continue to generate negative cash flow for the foreseeable future. The Company expects that its cash and cash equivalents as of March 31, 2024 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements and the Company will need to obtain additional funding. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2024, the results of operations for the three and nine months ended March 31, 2024 and 2023, and cash flows for the nine months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2024 or for any subsequent periods. The consolidated balance sheet at June 30, 2023 has been derived from the audited consolidated financial statements at that date.

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

The principal estimates relate to the valuation of allowance for doubtful accounts, stock options, warrants, revenue recognition, cost of goods sold, allocation of the purchase price of assets relating to business combinations, calculation of contingent consideration for acquisitions, fair value of intangible assets and impairment of non-current assets.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

Cash and Cash Equivalents, Restricted Cash

Cash and cash equivalents consist of cash and deposits in bank checking accounts with immediate access and cash equivalents that represent highly liquid investments.

Restricted cash represented escrowed cash related to the Sector 5 Digital, LLC (“S5D”) acquisition and was fully disbursed during the year ended June 30, 2023 (see Note 6).

The components of cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows as of March 31, 2024 and 2023 are as follows:

	As of March 31,	As of March 31,
	2024	2023
Cash and cash equivalents	$4,285,343	$6,048,001
Restricted cash	-	2,000,000
Total	$4,285,343	$8,048,001

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are provided for based upon a variety of factors, including historical amounts written-off, an evaluation of current economic conditions, and assessment of customer collectability. As of March 31, 2024 and 2023 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Customer Concentration and Credit Risk

Two customers accounted for approximately 40% (25% and 15%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2024. The same customer and another customer accounted for approximately 39% (23% and 16%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2024. Two customers accounted for approximately 32% (21% and 11%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2023. The same two customers accounted for approximately 49% (28% and 21%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2023.

Two customers accounted for approximately 54% (37% and 17%, respectively) of the Company’s accounts receivable at March 31, 2024. One of the same customers and a different customer accounted for approximately 43% (29% and 14%, respectively) of the Company’s accounts receivable at June 30, 2023.

The Company maintains cash in accounts that, at times, may be in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on such accounts.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

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

MARCH 31, 2024 AND 2023

The Company classifies its cash equivalents and investments within Level 1 of the fair value hierarchy on the basis of valuations based on quoted prices for the specific securities in an active market.

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and other liabilities, and approximate fair value due to the short-term nature of these instruments.

Revenue Recognition

Nature of Revenues

The Company reports its revenues in two categories:

●	Software Services: Virtual, Augmented Reality and Spatial Computing projects, solutions and consulting services.

●	Software License and Software-as-a-Service (“SaaS”): Virtual Reality or Augmented Reality or Spatial Computing software that is sold either as a license or as a SaaS subscription.

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

For distinct performance obligations recognized at a point in time, any cash received for the unrecognized portion of revenue and any costs incurred for the corresponding unrecognized expenses are presented as deferred revenue/contract liability and deferred costs/contract asset, respectively, in the accompanying consolidated balance sheets. Contract assets include cash payroll costs and may include payments to consultants and vendors.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

Disaggregation of Revenue

The Company generated revenue for the three and nine months ended March 31, 2024 and 2023 by delivering: (i) Software Services, consisting primarily of VR/AR/Spatial Computing software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR, AR and Spatial Computing software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

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

Timing of Revenue

The timing of revenue recognition for the three and nine months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Products and services transferred at a point in time	$1,783,717	$2,957,636	$5,861,004	$8,172,165
Products and services transferred/recognized over time	111,926	714,754	1,215,944	2,401,796
Total Revenue	$1,895,643	$3,672,390	$7,076,948	$10,573,961

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

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

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of March 31, 2024, the Company had approximately $1.12 million in unfulfilled performance obligations.

Employee Stock-Based Compensation

The Company recognizes stock-based compensation expense related to grants to employees or service providers based on grant date fair values of common stock or the stock options, which are amortized over the requisite vesting period, as well as forfeitures as they occur.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period condensed financial statements.

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

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic740): Improvements to Income Tax Disclosures, to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The Company does not expect to adopt this standard prior to July 1, 2025. The Company is currently evaluating the impact of this standard on its income tax disclosures.

NOTE 4. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

PulpoAR, LLC (“Pulpo”)

The assets of Pulpo were acquired by the Company in May 2022. Pulpo has not and is not expected to meet any future revenue performance milestones as defined in the asset acquisition agreement. In addition, Pulpo has generated negative cash flows and is expected to continue doing so for the foreseeable future, and its business has become less strategically aligned with the Company’s current focus. As a result, a decision was made by the Company to divest the operations of its wholly owned subsidiary Pulpo. The divestiture was completed in December 2023.

Accordingly, the fair value of intangible assets, including goodwill, originally recorded at the time of the purchase, were determined to be to be zero. The net assets of $0.90 million (consisting of intangible assets - technology with net book value of $0.52 million and goodwill of $0.38 million) were written-off and were included in goodwill impairment and intangible asset impairment on the condensed consolidated statement of operations for the nine months ended March 31, 2024.

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

The Company has fully reserved against the Note and accrued interest as collectability is considered remote and accounts for this investment at cost ($0) because the Company does not control or have significant influence over the investment.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

For the three and nine months ended March 31, 2024, Pulpo had revenue of zero and $0.07 million, respectively, and net losses of zero and $0.43 million, respectively (exclusive of the goodwill and intangible asset impairment write-off), reported in the condensed consolidated statements of operations for the periods.

For the three and nine months ended March 31, 2023, Pulpo had revenue of $0.23 million and $0.35 million, respectively, and net losses of $0.14 million and $0.73 million, respectively, reported in the condensed consolidated statements of operations for the periods.

The divestiture will not have a material impact on the Company’s operations or financial results.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill at March 31, 2024 is as follows:

	Nine Months ended March 31, 2024
	XRT	PulpoAR	BLI	Total
Goodwill - beginning of year	$300,000	$379,038	$10,557,600	$11,236,638
Impairments	-	(379,038)	-	(379,038)
Goodwill - end of period	$300,000	$-	$10,557,600	$10,857,600

Intangible assets, their respective amortization period, and accumulated amortization at March 31, 2024 are as follows:

	As of March 31, 2024
	Value ($)					Amortization Period (Years)
	XR Terra	Pulpo	BLI	inciteVR	Total
Intangible Assets
Customer Relationships - beginning of year	$-	$-	$3,310,000	$-	$3,310,000	5
Technology - beginning of year	300,000	925,000	880,000	326,435	2,431,435	3
Technology impairment	-	(925,000)	-	-	(925,000)
Customer Relationships - end of period	-	-	3,310,000	-	3,310,000
Technology - end of period	300,000	-	880,000	326,435	1,506,435
Less: Accumulated Amortization	(249,994)	-	(1,592,221)	(154,152)	(1,996,367)
Intangible Assets, net	$50,006	$-	$2,597,779	$172,283	$2,820,068

Intangible asset amortization expense for the three and nine months ended March 31, 2024 was approximately $0.29 million and $0.95 million, respectively. Amortization attributable to Pulpo was zero and $0.08 million for the three and nine months ended March 31, 2024.

Intangible asset amortization expense for the three and nine months ended March 31, 2023 was approximately $0.55 million and $1.54 million, respectively. Amortization attributable to Pulpo was $0.08 million and $0.23 million for the three and nine months ended March 31, 2023.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

Estimated intangible asset amortization expense for the remaining lives are as follows:

Years Ended June 30,
2024 (remaining 3 months)	$291,000
2025	$1,089,000
2026	$723,000
2027	$662,000
2028	$55,000

NOTE 6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of March 31, 2024 and June 30, 2023, the Company’s cash and cash equivalents were as follows:

	As of March 31, 2024
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$171,727	$-		$171,727
Level 1:
Money market funds	4,113,616	-	$4,113,616	4,113,616
Total cash and cash equivalents	$4,285,343	$-	$4,113,616	$4,285,343

	As of June 30, 2023
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$242,271	$-		$242,271
Level 1:
Money market funds	5,376,812	-	$5,376,812	5,376,812
Total cash and cash equivalents	$5,619,083	$-	$5,376,812	$5,619,083

Contingent Consideration

As of March 31, 2024 and June 30, 2023, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at March 31, 2024 using unobservable inputs, primarily internal revenue forecasts. Contingent consideration was valued at the time of acquisitions and at June 30, 2023 using unobservable inputs and have included using the Monte Carlo simulation model. This model incorporates revenue volatility, internal rate of return, and a risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

As of March 31, 2024, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of March 31, 2024
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - S5D	$2,060,300	$(1,359,001)	$(701,299)	$-	$-
Contingent consideration, current - BLI	1,264,200	-	1,654,739	2,918,939	2,918,939
Contingent consideration, current - XRT	-	(499,288)	499,288	-	-
Total contingent consideration, current portion	$3,324,500	$(1,858,289)	$1,452,728	$2,918,939	$2,918,939

Level 3:
Contingent consideration, non-current - S5D	$7,108,900	$(2,857,143)	$(4,251,757)	$-	$-
Contingent consideration, non-current - BLI	6,060,700	-	(4,646,018)	1,414,682	1,414,682
Total contingent consideration, net of current portion	$13,169,600	$(2,857,143)	$(8,897,775)	$1,414,682	$1,414,682

S5D has significantly underperformed revenue expectations that were employed to determine fair value at acquisition. The possibility of achieving any remaining revenue targets to trigger additional consideration is remote and all earned consideration has been paid. Accordingly, there is no future contingent consideration recorded related to the S5D acquisition as of March 31, 2024. The range of potential additional contingent consideration related to S5D at March 31, 2024 through January 2025 (which the Company considers as remote, and no provision is made for it) is zero to $9.7 million in the form of Company common stock (with share conversion at a $7.00 per share floor price).

Revenue projections for BLI are expected to trigger potential additional gross consideration of $4.5 million payable in cash over the remainder of the contingent consideration payout period, ending in July 2025. The possibility of achieving any remaining revenue targets to trigger additional consideration is remote. Accordingly, contingent consideration remaining for the BLI acquisition at March 31, 2024 is calculated at the present value of the estimated remaining $4.5 million cash discounted at risk-free interest rates from the estimated payment dates. The range of potential additional contingent consideration related to BLI in excess of the amounts reflected on the condensed balance sheet at March 31, 2024 (which the Company considers as remote, and no provision is made for it) are zero to $15.0 million, of which up to $7.5 million in cash and the remainder in the form of Company common stock (with share conversion at a $7.00 per share floor price).

The change in fair value of contingent consideration for S5D and BLI for the three and nine months ended March 31, 2024 was a non-cash gain of approximately $0.29 million and $4.23 million, respectively, included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations. This was primarily driven by the decrease in the Company’s common stock price between the measurement dates and reduced revenue projections. In addition, a payment was made to the sellers of S5D for consideration in March 2024 in the form of Company common stock, fair valued at $0.81 million.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

The change in fair value of contingent consideration for XR Terra, LLC (“XRT”) for the three and nine months ended March 31, 2024 reflects payouts to the sellers of XRT for consideration recorded as of June 30, 2023. These payouts were made in September 2023 and January 2024 in the form of Company common stock, fair valued at $0.17 million. In addition, the change reflects non-cash gains of zero and approximately $0.08 million, respectively, for the three and nine months ended March 31, 2024 included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations reflecting a decrease in the Company’s common stock price between the measurement dates. The range of potential additional contingent consideration related to XRT at March 31, 2024 through September 2024 is zero to $1.0 million in the form of Company common stock (with share conversion at a $7.00 per share floor price). The Company considers this occurrence as remote, and no provision is made for it.

The range of potential additional contingent consideration related to the previous divestiture of AUGGD, LLC (“AUGGD”) assets at March 31, 2024 through December 2024 is zero to $0.20 million in the form of Company common stock. The Company considers this occurrence as remote, and no provision is made for it.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

The change in fair value of contingent consideration for S5D and BLI for the three and nine months ended March 31, 2023 was a non-cash expense of approximately $1.81 million and a non-cash gain of approximately $1.01 million, respectively, included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations. This was primarily driven by the changes in the Company’s common stock price between the measurement dates. Also included is the non-cash expense change in fair value of contingent consideration for XRT of approximately $0.13 million and $0.33 million, respectively, reflecting achievement of certain revenue thresholds as defined and not previously accrued.

NOTE 7. DEFERRED COSTS/CONTRACT ASSETS and DEFERRED REVENUE/CONTRACT LIABILITIES

At March 31, 2024 and June 30, 2023, deferred costs/contract assets totaling $72,205 and $158,552, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($38,977 and $158,552, respectively), and costs in excess of billings under contracts not completed and recognized over time ($33,228 and $0, respectively). At March 31, 2024 and June 30, 2023, deferred revenue/contract liabilities, totaling $69,847 and $466,393, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($69,847 and $459,510, respectively), and billings in excess of costs under contracts not completed and recognized over time ($0 and $6,883 respectively).

The following table shows the reconciliation of the costs in excess of billings and billings in excess of costs for contracts recognized over time:

	As of March 31, 2024	As of June 30, 2023

Cost incurred on uncompleted contracts	$92,287	$78,771
Estimated earnings	116,941	226,096
Earned revenue	209,228	304,867
Less: billings to date	176,000	311,750
Billings in excess of costs, net	$33,228	$(6,883)

Balance Sheet Classification

Contract assets includes, costs and estimated earnings in excess of billings on uncompleted contracts	$33,228	$-
Contract liabilities includes, billings in excess of costs and estimated earnings on uncompleted contracts	-	(6,883)
Billings in excess of costs, net	$33,228	$(6,883)

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

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

Common Stock Issued

Common stock issued to satisfy Contingent Acquisition Obligations (see Note 6)

During the nine months ended March 31, 2024, the Company issued approximately 714,000 shares of common stock, with a fair value of approximately $0.81 million, to satisfy a contingent acquisition obligation for the achievement of a certain revenue performance milestone related to the acquisition of S5D. In addition, the Company issued approximately 71,000 shares of common stock, with a fair value of approximately $0.17 million, to satisfy a contingent acquisition obligation for the achievement of revenue performance milestones by XRT.

During the nine months ended March 31, 2023, the Company issued approximately 327,000 shares of common stock, valued at $1.36 million, for the achievement of a revenue performance milestone by S5D and approximately 36,000 shares of common stock, valued at $0.20 million, for the achievement of a revenue performance milestone by XRT. In addition, the Company issued approximately 107,000 shares of common stock, with a fair value of approximately $0.32 million, to satisfy a contingent acquisition obligation of approximately $0.57 million less the repayment of a secured promissory note of $0.25 million, related to the acquisition of AUGGD.

Common stock issued to Employees as Compensation

During the nine months ended March 31, 2024, the Company issued approximately 391,000 shares of common stock to various employees as compensation (including contractual bonus payments upon achievement of defined revenue milestones) and recorded share-based compensation of approximately $0.57 million.

During the nine months ended March 31, 2023, the Company issued approximately 80,000 shares of common stock to various employees as compensation and recorded share-based compensation of approximately $0.33 million.

Common stock issued to Board of Directors

During the nine months ended March 31, 2024, the Company issued approximately 258,000 shares of common stock to certain board members in return for canceling 443,000 fully vested stock options, and recorded share-based board compensation of approximately $0.37 million. In addition, the Company issued 75,000 shares of common stock to certain board members as calendar year 2024 compensation and recorded share-based board compensation of approximately $0.11 million.

Common stock issued for Exercise of Stock Options

During the nine months ended March 31, 2024 and 2023, the Company issued approximately 9,000 and 42,000 shares of common stock in cash and cashless transactions, respectively, upon exercise of the respective option grants and realized cash proceeds of approximately zero and $0.07 million, respectively.

Common stock issued to Vendors

During the nine months ended March 31, 2024 and 2023, the Company issued approximately 34,000 and 2,000 shares of common stock, respectively, to various vendors for services performed and recorded share-based compensation of approximately $0.09 million and $0.1 million, respectively.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

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

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 12.2 million common shares reserved for issuance. As of March 31, 2024, there were approximately 5.2 million shares available for issuance under the Plan. The shares available are after the granting of 2.1 million shares of executive Target Options.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan for the specific periods below are noted in the following table:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Weighted average expected terms (in years)	4.9	6.0	4.9	6.0
Weighted average expected volatility	103.8%	100.7%	103.5%	100.8%
Weighted average risk-free interest rate	4.2%	3.8%	4.2%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted average expected term (in years) in the table above excludes the executive Target Options.

In February 2024, the Company offered current domestic employees the ability to cancel vested and non-vested stock options in return for a lesser amount of newly granted stock options at lower exercise prices and a new three-year vesting schedule. Pursuant to this offer, the Company cancelled approximately 828,000 employee options in February 2024 and granted approximately 578,000 new options to employees in March 2024. In addition, this offer was completed for a board member and approximately 31,000 vested options were cancelled and approximately 21,000 new options were granted. Also, in February 2024, 250,000 primarily non-vested options granted to an executive were cancelled and 250,000 new options were granted in March 2024 at a lower exercise price and a new vesting schedule of approximately four years.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

The grant date fair value for options granted during the nine months ended March 31, 2024 (including the new grants detailed above) and 2023 (excluding executive Target Options), was approximately $1.33 million and $7.12 million, respectively. Fair value of the executive Target Options was approximately $8.53 million.

The following is a summary of the Company’s stock option activity for the nine months ended March 31, 2024 and 2023, excluding the executive Target Options:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2023	6,128,381	$4.84	7.0	$1,676,966
Options Granted	1,153,662	2.32	9.8	128,315
Options Exercised	(25,000)	2.00	2.6	191
Options Forfeited / Cancelled	(3,418,851)	4.91	6.8	88
Outstanding at March 31, 204	3,838,192	$4.05	6.9	$-
Exercisable at March 31, 2024	2,234,420	$4.04	5.1	$-

The above table excludes executive Target Options: 2,100,000 granted, $7.00 exercise price, 8.9 remaining term in years, no intrinsic value. Vesting of these is considered remote.

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2022	4,484,616	$4.68	7.0	$2,404,249
Options Granted	2,096,933	5.63	9.8	4,862
Options Exercised	(94,932)	3.88	6.2	107,426
Options Forfeited / Cancelled	(291,605)	7.87	8.7	16,208
Outstanding at March 31, 2023	6,195,012	$5.38	7.9	$2,005,800
Exercisable at March 31, 2023	3,677,049	$3.91	5.7	$2,005,800

The above table excludes executive Target Options: 2,100,000 granted, $7.00 exercise price, 9.9 remaining term in years, no intrinsic value. Vesting of these is considered remote.

The intrinsic value of stock options at March 31, 2024 and 2023 was computed using a fair market value of the common stock of $1.12 per share and $3.76 per share, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

The Company’s stock option-based expense for the three and nine months ended March 31, 2024 and 2023 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Stock option-based expense:
Research and development expenses	$71,840	$433,877	$520,697	$1,204,934
General and administrative expenses	65,362	86,729	238,905	175,777
Sales and marketing expenses	(32,704)	238,180	254,943	558,461
Cost of goods sold	-	-	-	755
Board option expense	26,271	85,752	169,546	379,319
Total	$130,769	$844,538	$1,184,091	$2,319,246

There is no expense included for the executive officers’ Target Options.

At March 31, 2024 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $3.19 million (excluding executive Target Options of $8.53 million) and is expected to be recognized over a weighted average period of 2.02 years (which excludes the executive Target Options).

NOTE 9. LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
Numerator:	2024	2023	2024	2023
Net loss	$(1,542,256)	$(5,222,598)	$(2,400,066)	$(9,296,960)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	17,195,322	14,093,597	16,194,523	13,727,595

Basic and diluted net loss per share	$(0.09)	$(0.37)	$(0.15)	$(0.68)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	At March 31, 2024	At March 31, 2023
Stock Options	5,938,192	8,175,012
Warrants	837,500	837,500
Total	6,775,692	9,012,512

Stock Options include 2,100,000 and 1,980,000 executive Target Options at March 31, 2024 and 2023, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the nine months ended March 31, 2024 and 2023, of approximately $0.46 million and $0.46 million, respectively, which were included in cash flows from operating activities within the consolidated statements of cash flows. As of March 31, 2024, the Company’s operating leases have a weighted average remaining lease term of 1.24 years and weighted average discount rate of 8.37%.

The total rent expense for all operating leases for the three months ended March 31, 2024 and 2023, was approximately $0.21 million and $0.13 million, respectively, with short-term leases making up an immaterial portion of such expenses.

The total rent expense for all operating leases for the nine months ended March 31, 2024 and 2023, was approximately $0.35 million and $0.41 million, respectively, with short-term leases making up an immaterial portion of such expenses.

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from approximately 1 to 3 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company determined that none of its current leases are reasonably certain to renew.

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities at March 31, 2024 are as follows:

Years Ended June 30,
2024 (remaining 3 months)	$122,000
2025	388,000
2026	177,000
Total future minimum lease commitments, including short-term leases	687,000
Less: future minimum lease payments of short -term leases	(23,000)
Less: imputed interest	(39,000)
Present value of future minimum lease payments, excluding short term leases	$625,000

Current portion of operating lease liabilities	$413,000
Non-current portion of operating lease liabilities	212,000
Total operating lease liability	$625,000

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024 AND 2023

Contingent Consideration for Acquisitions

Contingent consideration for acquisitions, consists of the following as of March 31, 2024 and June 30, 2023 respectively (see Note 6):

	As of March 31,	As of June 30,
	2024	2023
S5D, current portion	$-	$1,908,800
BLI, current portion	2,918,939	2,957,700
XRT	-	254,291
Subtotal current portion	2,918,939	5,120,791
S5D, net of current portion	-	1,251,700
BLI, net of current portion	1,414,682	3,253,300
Total contingent consideration for acquisitions	$4,333,621	$9,625,791

Employee Bonus

During this fiscal year, a certain employee met the revenue threshold to earn a bonus payout and this was included in accrued non cash performance bonus in the consolidated balance sheet at June 30, 2023. This bonus was paid in February 2024 entirely in the form of Company common stock with a fair value of approximately $0.36 million. For the three and nine months ended March 31, 2024, the fair value of this potential bonus decreased approximately zero and $0.55 million, respectively, due to a decrease in the Company’s common stock price between the measurement dates. This gain is included in sales and marketing expenses on the condensed consolidated statement of operations.

Potential Future Distributions Upon Divestiture or Sale

In some instances, upon a divestiture or sale of a subsidiary company or capital raise into subsidiary company, the Company is contractually obligated to distribute a portion of the net proceeds or capital raise to the senior management team of the divested subsidiary company. There are no such distributions expected currently.

NOTE 11. SUBSEQUENT EVENTS

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, and related disclosures, as of and for the year ended June 30, 2023, which are included in the Form 10-K filed with the SEC, including the amendment thereto (the “Annual Report on Form 10-K”). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” or “the Company,” refer to The Glimpse Group, Inc., a Nevada corporation and its subsidiaries.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A, “Risk Factors” in the Annual Report on Form 10-K, and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

The Immersive technology industry is an early-stage technology industry with nascent markets. We believe that this industry has significant growth potential across verticals, may be transformative and that our diversified platform and ecosystem create important competitive advantages. We focus primarily on the business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”) segments industry and we are hardware agnostic. In fiscal year 2024, we commenced on a strategic shift of our businesses focus to providing immersive technology solutions software and services that are primarily driven by Spatial Computing, Cloud and Artificial Intelligence (“Strategic Shift”).

At the time of this filing, we have approximately 115 full time employees, primarily software developers, engineers and 3D artists split about evenly between the United States and Turkey.

We were incorporated as The Glimpse Group, Inc. in the State of Nevada, on June 15, 2016 and are headquartered in New York, New York. We currently own and operate numerous subsidiary companies (“Subsidiary Companies” or “Subsidiaries”) operating under the following business names as represented in the organizational chart below:

Significant Transactions

None.

Financial Highlights for the three and nine months ended March 31, 2024 compared to the three and nine months ended March 31, 2023

Results of Operations

The following table sets forth our results of operations for the three and nine months ended March 31, 2024 and 2023:

Summary P&L

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in millions)				(in millions)
Revenue	$1.90	$3.67	$(1.77)	-48%	$7.08	$10.57	$(3.49)	-33%
Cost of Goods Sold	0.57	1.22	(0.65)	-53%	2.41	3.31	(0.90)	-27%
Gross Profit	1.33	2.45	(1.12)	-46%	4.67	7.26	(2.59)	-36%
Total Operating Expenses	2.93	7.73	(4.80)	-62%	7.26	16.74	(9.48)	-57%
Loss from Operations before Other Income	(1.60)	(5.28)	3.68	70%	(2.59)	(9.48)	6.89	73%
Other Income	0.06	0.06	-	0%	0.19	0.18	0.01	-6%
Net Loss	$(1.54)	$(5.22)	$3.68	70%	$(2.40)	$(9.30)	$6.90	74%

Revenue

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in millions)				(in millions)
Software Services	$1.47	$3.12	$(1.65)	-53%	$6.51	$9.87	$(3.36)	-34%
Software License/Software as a Service	0.43	0.55	(0.12)	-22%	0.57	0.70	(0.13)	-19%
Total Revenue	$1.90	$3.67	$(1.77)	-48%	$7.08	$10.57	$(3.49)	-33%

Total revenue for the three months ended March 31, 2024 was approximately $1.9 million compared to approximately $3.67 million for the three months ended March 31, 2023, a decrease of 48%. Total revenue for the nine months ended March 31, 2024 was approximately $7.08 million compared to approximately $10.57 million for the nine months ended March 31, 2023, a decrease of 33%. The decrease for both periods reflects our Strategic Shift, which has resulted in a significant turnover in our historical customer base.

We break out our revenues into two main categories – Software Services and Software License.

●	Software Services revenues are primarily comprised of Virtual, Augmented and Spatial computing projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed VR/AR software as licenses or as software-as-a-service (“SaaS”).

For the three months ended March 31, 2024, Software Services revenue was approximately $1.47 million compared to approximately $3.12 million for the three months ended March 31, 2023, a decrease of 53%. For the nine months ended March 31, 2024, Software Services revenue was approximately $6.51 million compared to approximately $9.87 million for the nine months ended March 31, 2024, a decrease of 34%. The decrease for both periods reflects our Strategic Shift.

For the three months ended March 31, 2024, Software License revenue was approximately $0.43 million compared to approximately $0.55 million for the three months ended March 31, 2023, a decrease of 22%. For the nine months ended March 31, 2024, Software License revenue was approximately $0.57 million compared to approximately $0.70 million for the nine months ended March 31, 2023, a decrease of 19%. As the Immersive technology industry continues to mature, we expect our Software License revenue to continue to grow on an absolute basis and as an overall percentage of total revenue.

Customer Concentration

Two customers accounted for approximately 40% (25% and 15%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2024.The same customer and another customer accounted for approximately 39% (23% and 16%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2024. Two customers accounted for approximately 32% (21% and 11%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2023. The same two customers accounted for approximately 49% (28% and 21%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2023.

Gross Profit

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in millions)				(in millions)
Revenue	$1.90	$3.67	$(1.77)	-48%	$7.08	$10.57	$(3.49)	-33%
Cost of Goods Sold	0.57	1.22	(0.65)	-53%	$2.41	3.31	(0.90)	-27%
Gross Profit	1.33	2.45	(1.12)	-46%	4.67	7.26	(2.59)	-36%
Gross Profit Margin	70%	67%			66%	69%

Gross profit margin was approximately 70% for the three months ended March 31, 2024 compared to approximately 67% for the three months ended March 31, 2023. The increase is driven by higher gross margin Software License/SaaS and non-project Software Services representing a greater percentage of total revenue. Gross profit margin was approximately 66% for the nine months ended March 31, 2024 compared to approximately 69% for the nine months ended March 31, 2023. The decrease was driven by the lower margin on project revenue in the current fiscal year due to a larger use of outside contractors.

For the three months ended March 31, 2024 and 2023, internal staffing was approximately $0.39 million (69% of total cost of goods sold) and approximately $0.73 million (60% of total cost of goods sold), respectively. For the nine months ended March 31, 2024 and 2023, internal staffing was approximately $1.49 million (62% of total cost of goods sold) and approximately $1.99 million (60% of total cost of goods sold), respectively. The increase for both periods reflect Software License/SaaS and non-project Software Services representing a greater percentage of total revenue.

Operating Expenses

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in millions)				(in millions)
Research and development expenses	$1.14	$2.16	$(1.02)	-47%	$4.21	$6.69	$(2.48)	-37%
General and administrative expenses	1.23	1.14	0.09	8%	3.38	3.77	(0.39)	-10%
Sales and marketing expenses	0.56	1.45	(0.89)	-61%	2.14	4.94	(2.80)	-57%
Amortization of acquisition intangible assets	0.29	0.55	(0.26)	-47%	0.95	1.54	(0.59)	-38%
Intangible asset impairment	-	0.48	(0.48)	N/A	0.90	0.48	0.42	88%
Change in fair value of acquisition contingent consideration	(0.29)	1.95	(2.24)	-115%	(4.32)	(0.68)	(3.64)	535%
Total Operating Expenses	$2.93	$7.73	$(4.80)	-62%	$7.26	$16.74	$(9.48)	-57%

Operating expenses for the three months ended March 31, 2024 were approximately $2.93 million compared to $7.73 million for the three months ended March 31, 2023, a decrease of 62%. This reflects a decrease in primarily all expense categories, reduced investment in non-core areas and divesting non-core assets to align with reduced revenue as a result our Strategic Shift, along with a gain in the change in fair value of acquisition contingent consideration expense. Operating expenses for the nine months ended March 31, 2024 were approximately $7.26 million compared to $16.74 million for the nine months ended March 31, 2023, a decrease of 57%. This reflects a decrease in all expense categories, reduced investment in non-core areas and divesting non-core assets to align with reduced revenue as a result our Strategic Shift, along with an increased gain in the change in fair value of acquisition contingent consideration.

Research and Development

Research and development expenses for the three months ended March 31, 2024 were approximately $1.14 million compared to $2.16 million for the three months ended March 31, 2023, a decrease of 47%. Research and development expenses for the nine months ended March 31, 2024 were approximately $4.21 million compared to $6.69 million for the nine months ended March 31, 2023, a decrease of 37%. For both periods, this primarily reflects headcount reductions, reduced investment in non-core areas and divesting non-core assets to align with the Strategic Shift.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 were approximately $1.23 million compared to $1.14 million for the three months ended March 31, 2023, an increase of 8%. This is driven by headcount and overhead expense reductions offset by an increase in board compensation reflecting the value of common stock issued in return for cancelling vested stock options. General and administrative expenses for the nine months ended March 31, 2024 were approximately $3.38 million compared to $3.77 million for the nine months ended March 31, 2023, a decrease of 10%. The decrease is driven by Brightline Interactive (“BLI”) acquisition professional fees in the prior year and headcount and overhead expense reductions, offset by an increase in board compensation as described above.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2024 were approximately $0.56 million compared to $1.45 million for the three months ended March 31, 2023, a decrease of 61%. Sales and marketing expenses for the nine months ended March 31, 2024 were approximately $2.14 million compared to $4.94 million for the nine months ended March 31, 2023, a decrease of 57%. For both periods, this reflects headcount reductions, reduced revenue-based incentives, reduced investment in non-core areas and divesting non-core assets to align with the Strategic Shift. In addition, the nine-month 2024 period includes a gain (i.e., expense reduction) in stock based incentive expense due to a decrease in the fair value of the Company’s common stock between measurement periods prior to payment.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the three months ended March 31, 2024 was approximately $0.29 million compared to $0.55 million for the three months ended March 31, 2023. Amortization of acquisition intangible assets expense for the nine months ended March 31, 2024 were approximately $0.95 million compared to $1.54 million for the nine months ended March 31, 2023. The decrease in both periods reflects the write off of acquisition intangible assets related to Sector 5 Digital (“S5D”) and PulpoAR.

Intangible Asset Impairment

Intangible asset impairment for the three months ended March 31, 2024 was zero compared to $0.48 million for the three months ended March 31, 2023. Intangible asset impairment for the nine months ended March 31, 2024 was approximately $0.90 million compared to $0.48 million for the nine months ended March 31, 2023. The 2024 expense reflects the divestiture of PulpoAR and the 2023 expense reflects the divestiture of AUGGD.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the three months ended March 31, 2024 was a gain of approximately $0.29 million compared to an expense of approximately $1.95 million in the 2023 comparable period. The 2024 period gain reflects the removal of the common stock component of BLI contingent consideration based on revenue projections. The 2023 period expense is driven primarily by changes in the common stock price of Glimpse between measurement dates.

Change in fair value of acquisition contingent consideration for the nine months ended March 31, 2024 and 2023 were gains of approximately $4.32 million and approximately $0.68 million, respectively. For both periods, this is driven primarily by changes in the common stock price of Glimpse between measurement dates.

Net Loss

Net loss for the three months ended March 31, 2024 was $1.54 million, as compared to a net loss of $5.22 million for the comparable 2023 period, a $3.68 million improvement or approximately 70%. This reflects decreased revenue/gross margin offset by a decrease in operating expenses and a gain in change in fair value of acquisition contingent consideration.

Net loss for the nine months ended March 31, 2024 was $2.40 million, as compared to a net loss of $9.30 million for the comparable 2023 period, a $6.90 million improvement or approximately 74%. This reflects decreased revenue/gross margin and increased intangible asset impairment offset by a decrease in operating expenses and an increased gain in change in fair value of acquisition contingent consideration.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income (loss), operating income (loss), and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended March 31, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net loss	$(1.54)	$(5.22)	$(2.40)	$(9.30)
Depreciation and amortization	0.32	0.59	1.04	1.65
EBITDA loss	(1.22)	(4.63)	(1.36)	(7.65)
Stock based compensation expenses	0.62	1.07	1.83	2.79
Intangible asset impairment	-	0.48	0.90	0.48
Acquisition expenses	-	-	-	0.28
Non cash change in fair value of accrued performance bonus	-	-	(0.55)	-
Non cash change in fair value of acquisition contingent consideration	(0.29)	1.95	(4.32)	(0.68)
Adjusted EBITDA loss	$(0.89)	$(1.13)	$(3.50)	$(4.78)

Adjusted EBITDA loss for the three months ended March 31, 2024 was $0.89 million compared to a loss of $1.13 million for the comparable 2023 period. Adjusted EBITDA loss for the nine months ended March 31, 2024 was $3.50 million compared to a loss of $4.78 million for the comparable 2023 period. The reduced EBITDA loss for both periods reflect cash expense reductions in excess of the decrease in revenue/gross margin.

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

The Company has incurred recurring losses since its inception, including a net loss of approximately $1.5 million for the three months ended March 31, 2024. In addition, as of March 31, 2024, the Company had an accumulated deficit of $59.0 million. While the Company has been reducing its expense base, it expects to continue to generate negative cash flow for the foreseeable future. The Company expects that its cash and cash equivalents as of March 31, 2024 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements and the Company will need to obtain additional funding. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements. Outside of potential revenue growth generated by the Company, in order to alleviate the going concern the Company may take actions which could include but are not limited to, further cost reductions, equity or debt financings and restructuring of potential future cash contingent acquisition liabilities. There is no assurance that these actions will be taken or be successful if pursued.

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

Potential liquidity resources

Potential liquidity resources may include the further sale of common stock pursuant to the unused portion of the $100 million S-3 registration statement filed with the SEC on October 28, 2022 (subject to SEC I.B.6 or “baby shelf” limitations). Such financing may not be available on terms favorable to the Company, or at all.

Liquidity and Capital Resources

	For the Nine Months Ended
	March 31,		Change
	2024	2023	$	%
	(in millions)
Net cash used in operating activities	$(4.28)	$(7.60)	$3.32	44%
Net cash used in investing activities	(0.02)	(2.67)	2.65	99%
Net cash provided by financing activities	2.97	0.07	2.90	N/A
Net decrease in cash, cash equivalents and restricted cash	(1.33)	(10.20)	8.87	-87%
Cash, cash equivalents and restricted cash, beginning of year	5.62	18.25	(12.63)	-69%
Cash, cash equivalents and restricted cash, end of period	$4.29	$8.05	$(3.76)	-47%

Operating Activities

Net cash used in operating activities was $4.28 million for the nine months ended March 31, 2024, compared to $7.60 million during the comparable prior period, a decrease approximately $3.32. This is driven by cash expense reductions in excess of the decrease in revenue/gross margin and positive period over period changes in accounts receivable and deferred revenue.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2024 was negligible compared to $2.67 million during the comparative prior period. The 2023 amount primarily represents the cash portion of the BLI acquisition.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2024 was $2.97 million, compared to a negligible amount for the comparative prior period. The 2024 amount represents the net proceeds from the SPA financing received in October 2023.

Capital Resources

As of March 31, 2024, the Company had cash and cash equivalents of $4.29 million, plus $0.98 million of accounts receivable.

As of March 31, 2024, the Company had no outstanding debt obligations.

As of March 31, 2024, the Company had no issued and outstanding preferred stock.

As of March 31, 2024, contingent consideration for acquisition liabilities contains cash components ranging up to $4.5 million, potentially payable through July 2025 contingent on BLI achieving certain revenue milestones. In the quarter ended March 31, 2024, BLI achieved a revenue milestone triggering a $1.5 million cash payment. We anticipate making this payment in the quarter ending June 30, 2024.

Recently Adopted Accounting Pronouncements

Please see Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q that describes the impact, if any, from the adoption of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the period ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2023, as amended, contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Equity Securities

During the three months ended March 31, 2024, the Company issued approximately 1.41 million shares of Common Stock for:

	Number of Shares	Cash Proceeds	Value of Shares
Contingent acquisition obligation	750,000	-	847,500
Compensation expense	329,803	-	379,035
Board compensation	332,642		475,678
Total	1,412,445	$-	$1,702,213

Please refer to Note 8 of the unaudited condensed financial statements.

The foregoing transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of May, 2024.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer
(Principal Financial Officer)

