Form 10-K
period 2024-06-30
Glimpse Group, Inc.
filed 2024-09-30
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-40556

THE GLIMPSE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-2958271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 West 38th St., 12th Fl New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 292-2685

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	VRAR	The Nasdaq Stock Market LLC

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As December 29, 2023, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $16,034,185 based on the closing sale price as reported on the Nasdaq Capital Market of $1.13 per share.

As of September 27, 2024, 18,166,217 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

THE GLIMPSE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is important for an investor to understand that these statements involve risks and uncertainties, some of which are beyond our control. These statements relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity, and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We sometimes use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “think,” “will,” “would,” or the negative of these words or other similar or comparable terms and phrases, including references to assumptions, in this Report to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

Such risks, uncertainties and other factors also include those listed in the section titled “Risk Factors” and elsewhere in this Report and our other filings with the Securities and Exchange Commission (“SEC”). When considering these forward-looking statements, you should keep in mind the cautionary statements in this Report. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this Report as a result of new information, future events or developments, except as required by applicable laws and regulations.

When used in this Report, the terms the “Company,” “Glimpse Group,” “Glimpse,” “we,” “us,” “ours,” and similar terms refer to The Glimpse Group, Inc.

PART I

ITEM 1. BUSINESS

History

The Glimpse Group, Inc. was incorporated in June 2016 under the laws of the State of Nevada, and is headquartered in New York, New York.

Company Overview

The Glimpse Group, Inc. (“Glimpse”, the “Company”) is an Immersive technology company, providing enterprise focused Virtual Reality (VR), Augmented Reality (AR) and Spatial Computing software and services. Glimpse’s operating entities are located primarily in the United States, with a development and modeling center in Turkey. We believe that we offer significant exposure to the rapidly growing and potentially transformative Immersive technology markets, while mitigating downside risk via our diversified model and ecosystem.

Our ecosystem of Immersive technology entities, collaborative environment and diversified business model aims to simplify the challenges faced by companies in the emerging Immersive technology industry, create scale, build operational efficiencies, reduce time to market and enhance go-to-market synergies, while simultaneously providing investors an opportunity to invest directly via a diversified infrastructure.

The Immersive technology industry is an early-stage technology industry with nascent markets. We believe that this industry has significant growth potential across verticals, may be transformative, and that our diversified ecosystem create important competitive advantages. We currently target a wide array of industry verticals, including but not limited to: Corporate Training, Education, Healthcare, Government & Defense, Branding/Marketing/Advertising, Retail, Financial Services, Food & Hospitality, Media & Entertainment, Architecture/Engineering/Construction, Corporate Events and Presentations and Social VR support groups and therapy. We focus primarily on the business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”) segments industry and we are hardware agnostic.

In fiscal year 2024, we shifted our businesses focus to providing immersive technology solutions software and services that are primarily driven by Spatial Computing, Cloud and Artificial Intelligence (“AI”), which we refer to as “Spatial Core”. While this transition is still ongoing, we believe that Spatial Core is a key differentiator, growth driver and competitive advantage for us.

The Glimpse Ecosystem

We develop, commercialize and market innovative and proprietary Immersive technology software products, solutions and intellectual property (“IP”). Our ecosystem is comprised of several entities, each targeting different industry segments in a non-competitive, collaborative manner. Our experienced management and dynamic Immersive technology entrepreneurs and employees have deep domain expertise, providing the foundation for value-add-collaborations throughout our ecosystem.

Each of our ecosystem entities share operational, financial and IP infrastructure, facilitating shorter time-to-market, higher quality products, reduced development costs, fewer redundancies, significant go-to-market synergies and, ultimately, a higher potential for success for the Company. We believe that our collaborative ecosystem is unique and necessary, especially given the early nature of the Immersive technology industry. By offering technologies and solutions in various industry segments, we aim to reduce dependency on any single entity, technology or industry segment.

As part of our platform, we provide a centralized corporate structure, which significantly reduces general and administrative costs (financial, operational, legal & IP), streamlines capital allocation and helps in coordinating business strategies. All employees, no matter which entity they are allocated to, are Glimpse employees.

Additionally, aligned economic incentives encourage cross-company collaboration. Substantially all of our employees own equity in our Company. The leadership team of each entity, in addition to their initial equity ownership in Glimpse, may also have an economic interest that typically takes form of either: (i) a 5-10% economic interest in the total net sale proceeds of the entity upon a divestiture event or (ii) additional Glimpse equity issuances based on revenue milestones achieved by the entity over a period of several years (typically three years). We believe that this ownership mechanism is a strong driver of cross-pollination of ideas and fosters collaboration. While each entity owns its own IP, our parent company currently owns 100% of each entity.

Organizational Chart:

THE GLIMPSE GROUP
brightline
Corporate & Government Simulations
Immersive Spatial Computing
SECTOR 5 DIGITAL
Enterprise Visualization
Immersive storytelling for the enterprise sector
GL GLIMPSE LEARNING
XR Learning Technology
Immersive Education, Training & Upskilling
FORETELL REALITY
Therapy, Universities & Training
Enhancing human interaction through Immersive experinces
QReal
Brands, Agencies & Retail
Life-like 3D models and AR experiences

Glimpse Ecosystem Entities

1.	Brightline Interactive, LLC (“BLI”): Immersive and interactive experiences, training scenarios, and simulations for both government and commercial customers.

2.	Sector 5 Digital, LLC (“S5D”): Corporate immersive experiences and events.

3.	Glimpse Learning, LLC: Immersive education, training and upskilling.

4.	Foretell Studios, LLC (d/b/a Foretell Reality): Customizable social VR platform for behavioral health, support groups, collaboration, corporate training, soft skills training and higher education.

5.	QReal, LLC: Creation of lifelike photorealistic 3D interactive digital models and experiences in AR.

6.	Glimpse Group Yazilim ve ARGE Ticaret Anonim Sirketi (“Glimpse Turkey”): a development center in Turkey, primarily developing and creating 3D models for QReal.

Key Business Developments During Fiscal Year 2024

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

Nasdaq Listing Qualification Notice

On September 3, 2024, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for the prior 30 consecutive business days, the Company no longer meets the minimum bid price requirement for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Marketplace rules, the Company has a period of 180 calendar days from September 3, 2024, or until March 3, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before March 3, 2025, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

The Company’s receipt of the notification letter has no immediate effect on the listing of the Company’s shares, which will continue to trade uninterrupted on Nasdaq under the ticker “VRAR”. In addition, it does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission. In order to regain compliance with the Minimum Bid Price Requirements, the Company and its Board of Directors are reviewing various potential measures. The Company is not considering a reverse stock split at this time.

See 8-K filed on September 9, 2024 for additional information.

The Immersive Technology Markets

Virtual Reality (VR) fully immerses the user in a digital environment via a head mounted display (“HMD”), where the user is blocked out of their immediate physical environment. Augmented Reality (AR) is a less immersive experience, where the user views their immediate physical environment with digital images overlaid, via a phone, tablet or a dedicated HMD such as smart glasses. Spatial Computing are the computer processes and tools used to capture, process to blend 3D data into real physical space, often by utilizing VR and AR HMDs. While distinct, VR, AR and Spatial Computing are related, utilize some similar underlying technologies and are expected to become increasingly interconnected - combined they are often referred to as Immersive technology.

Immersive technologies are emerging technologies, and the markets for them are still nascent. We believe that Immersive technologies and solutions have the potential to fundamentally transform how people and businesses interact, further enabling remote work, education and commerce. Immersive technologies are also expected to increasingly interconnect with other emerging technologies such as AI, cloud computing, computer vision, big data, and blockchain. Additionally, HMD and telecommunication (5G) advancements have been driving vast improvements in capabilities and ease of use, while significantly reducing headset cost. As a result, market adoption has accelerated and is expected to continue. Leading technology companies such as Meta (formerly, Facebook), Apple, Microsoft, Google, ByteDance (Pico), Samsung, Sony, HTC and HP have been at the forefront of VR/AR hardware development and software infrastructure, while also increasing integration of their products with AR and VR capabilities.

Since Meta released its first VR headset as a consumer product in 2016 (after its $2B+ acquisition of Oculus), successive iterations of it, as well as others, such as the Apple Vision Pro, have become significantly lighter, more comfortable, lower priced, with higher resolution and increasingly wireless/mobile. With a standalone mobile headset, users no longer need an expensive gaming computer to power the headset and they also do not have a wire tethered to that computer restricting movement. These advances have facilitated easier corporate procurement and integration. The accelerating rollout of 5G should enable further improvement in user experience since with 5G, remote processing and heavier, real time applications become possible without noticeable visual lag, allowing for lighter, smaller, more comfortable HMDs with longer battery life. Advances in AI technologies are expanding the Immersive technology space, enabling capabilities in massive data computing, digital twin creation, complex simulations, life like and intelligent interfaces and experiences and more.

Business Development and Sales

Each of our entities has its own business development and sales team to better focus on specific industry segments, with input and coordination from Glimpse’s management team.

Our management takes an active role in the business development activities of each entity and in the overall development and integration of sale strategies, goals and budgets. As an integral part of the business development and sales processes, each entity’s general manager is very familiar with the product offerings of the other entities and leverages those into his or her own efforts when appropriate.

On occasion, we enter into distribution partnerships for our products with third parties.

Competitive Environment

We believe that our competitors in the Immersive technology industry are focused on two primary segments: VR/AR Hardware (headsets) and Software.

Immersive Technology Hardware (Headsets) (“Hardware”):

We do not develop any Hardware, and our software and service solutions are mostly compatible with any Hardware. We believe that Hardware development, commercialization and distribution are highly capital intensive and there is not yet large enough scale or mass adoption in the Immersive technology industry to justify such expenditures for a smaller company. As such, there are relatively few participants on the Hardware side, some very large (for example: Meta (formerly, Facebook), Microsoft, Samsung, Google, Apple, ByteDance (Pico), HTC, HP, Lenovo, Sony and Epson) and some much smaller (for example: Magic Leap, XREAL, Varjo and Vuzix). In general, Hardware cycles have been accelerating and performance improving, with simplified usability and reduced end-user costs. The more advanced, easier to use and cheaper the Hardware becomes, the higher the potential for the development of robust software applications and increased market adoption of Immersive technology solutions.

We also believe that while the core computing is done on the headset, the size of the headset will remain relatively large/heavy and the level of applications limited. Therefore, in order to reach mass adoption, it is imperative in our view that the core computing move from the headset to the cloud and then transmitted back to the headset via 5G/broadband, allowing for a smaller/lighter form factor of the headset and more impactful applications. As part of our strategic shift to Spatial Core, Glimpse is focuses on providing the middleware enabling this transition.

Immersive Technology Software (“Software”):

In contrast to Hardware, Software is highly fragmented with hundreds of Software companies targeting different segments and solutions. Many are consumer oriented, whereas we are entirely enterprise focused (B2B and B2B2C). We believe that the Software segment is currently far less competitive than traditional software markets, as most companies in the space tend to be early stage and often underfunded.

While competition is evolving, there is currently no dominant player in any particular Immersive technology Software segment. We believe that we have the potential to become a leader in the this software space, led by our Spatial Core offerings.

As previously described, we believe that our structure, ecosystem and integrated capabilities create significant competitive advantages, not available to other Software companies in the Immersive technology space and significantly improving our ability to succeed in an emerging space.

We believe that there are a select number of earlier stage companies of approximately our size that provide Immersive technology and could be viewed as potential competitors. In addition, several of the larger technology players provide general infrastructure Software, such as, ARCore from Google and ARKit from Apple, which enable AR functionality on smartphones and tablets, and Unity and Unreal from Epic, which enable software languages used in VR and AR programing. We do not view these larger companies as competition, but rather as complementary to our business (indeed, some of these are our customers). We believe infrastructure software benefits us, and the industry at large, as they are not industry-specific and enable companies like us to more effectively build industry-specific solutions, thereby saving significant costs and development efforts.

Expansion and Diversification Strategy

As described above in “Competitive Environment,” the Immersive Technology Software and services industries are highly fragmented. There are numerous potential acquisition targets that, while having established a niche market position, product or technology, have limited resources and ability to pursue growth initiatives. We may continue to add to our ecosystem both companies and technologies, subject to the availability of capital and attractive deal terms. Beyond the expected financial impact of each such potential addition, these could also enhance our ecosystem, technology, scale and competitive position. These potential acquisitions may be domestic or international.

Strategic Divestitures

Each one of our entities has the potential to be divested or spun off. Although our intent is to grow and develop the ecosystem, each of our entities targets a specific industry vertical (e.g., Healthcare, Education, Corporate Training, Military, etc.) and as such has a distinct set of potential acquirers or investors. If an entity is divested and the proceeds are substantive, then our intent is to distribute the majority of the net proceeds to our stockholder base, if such distribution would not jeopardize our growth and operations. We have, and may continue, to divest entities due to lower than expected performance or a shift in our strategic focus.

Intellectual Property

Our intellectual property is an integral part of our business strategy and practice. In accordance with industry practice, we protect our proprietary products, technology and competitive advantage through a combination of contractual provisions and trade secrets, patents, copyright and trademark laws in the United States and other jurisdictions where we conduct business.

As of the date of the filing of this Report, and as summarized in the table below, we have been issued 10 patents by the United States Patent and Trademark Office (“USPTO”) and have an additional 5 filed patent applications in process.

Issued Patents

Name	Entity	Filing Date*Patent #	US Patent #
SIMULATED REALITY CROSS PLATFORM SYSTEM	Foretell Studios, LLC	4/23/2020	16/857,015
MARKER-BASED POSITIONING OF SIMULATED REALITY	Sector 5 Digital LLC	4/23/2020	16/856,916
AUGMENTED REALITY GEOLOCATION USING IMAGE MATCHING	Sector 5 Digital LLC	8/22/2018	16/108,830
INTERACTIVE MIXED REALITY SYSTEM FOR A REAL-WORLD EVENT	The Glimpse Group, Inc.	6/21/2018	16/014,956
SYSTEM FOR SHARING USER-GENERATED CONTENT	The Glimpse Group, Inc.	6/12/2019	16/439,280
IMMERSIVE DISPLAY SYSTEM WITH ADJUSTABLE PERSPECTIVE	The Glimpse Group, Inc.	11/27/2018	16/201,863
SIMULATED REALITY TRANSITION ELEMENT LOCATION	The Glimpse Group, Inc.	6/15/2020	16/901,830
SIMULATED REALITY ADAPTIVE USER SPACE	Foretell Studios, LLC	7/27/2020	16/939,504
IMMERSIVE ECOSYSTEM	Brightline Interactive, LLC	6/4/2024	12/002,180
SYSTEM AND METHOD FOR GENERATING AN AUGMENTED REALITY EXPERIENCE	Brightline Interactive, LLC	11/19/2020	16/953,264

* Each of the patents listed above expires 20 years from its filing date.

Filed Patents

Name	Entity	Filing Date	US Patent #
AUDIO PROCESSING IN A VIRTUAL ENVIRONMENT	Adept Reality, LLC	6/15/2022	17/841,258
REAL-TIME VISUALIZATION OF HEAD MOUNTED DISPLAY USER REACTIONS	Foretell Studios, LLC	4/6/2022	17/714,953
DISPOSITIONAL AFFECT FOR VIRTUAL CHARACTER INTERACTIONS IN VR APPS	The Glimpse Group, Inc.	6/13/2023	18/401,868
BE ANYONE AND ANYTHING	Foretell Studios, LLC	12/13/2022	18/401,879
SPATIAL CORE: A COLLABORATIVE SPATIAL COMPUTING PLATFORM	Brightline Interactive, LLC	6/1/2023	63/470,293
CONTROLLED NON-HUMAN CONVERSATION FLOW IN VR	The Glimpse Group, Inc.	4/3/2023	63/456,571

We may continue to file for patents regarding various aspects of our products, services and technologies in the future depending on the costs and timing associated with such filings. We may make investments to further strengthen our copyright protection going forward, although no assurances can be given that we will be successful in such patent and trademark protection endeavors. We seek to limit disclosure of our intellectual property by requiring employees, consultants, and partners with access to our proprietary information to execute confidentiality agreements and non-competition agreements (when applicable) and by restricting access to our proprietary information. Due to rapid technological change, we believe that establishing and maintaining an industry and technology advantage in factors such as the expertise and technological and creative skills of our personnel, as well as new services and enhancements to our existing services, are more important to our business and profitability than other available legal protections. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. The laws of many countries do not protect proprietary rights to the same extent as the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar services or products. Any failure by us to adequately protect our intellectual property could have a material adverse effect on our business, operating results and financial condition. See “Risk Factors-Risks Related to our Business.”

Business Cycles

Based on our history and information available to date, we have not been able to identify any seasonality of cycles within our business. Since Immersive technology is an emerging industry, market and customer education are material and therefore the length of the typical sales cycle can be between three and 18 months, depending on the size and complexity of the proposed solution and the customer’s level of understanding of the Immersive technology space and prior experience.

Economic Dependence

For the year ended June 30, 2024, one customer accounted for approximately 23% of our revenues and another for approximately 15% of our revenues. No other customer accounted for more than 10% of our revenues for the year ended June 30, 2024. For the year ended June 30, 2023, one customer accounted for approximately 26% of our revenues and another for approximately 21% of our revenues. No other customer accounted for more than 10% of our revenues for the year ended June 30, 2023.

We operate in an early stage industry, and customers are exploring various options for Immersive technology solutions and acting as early adopters of these solutions. As such, there has been a high degree of variance on our source of revenues. A customer that may account for a higher concentration of revenue in one period may not account for any revenue in subsequent periods. A significant reduction in revenue from our larger customers could have a material negative impact on our operations.

Typically, customer contracts can be canceled at any time by the customer upon 30-90 days’ written notice (depending on the size and complexity of the contract). In such an event, the customer would owe us unpaid amounts up until the point of cancelation. For most customers we charge 25-50% of the contract value upfront and the amounts are usually not refundable, mitigating some of the contract cancellation risk. While it does happen on occasion, it is uncommon that a signed contract is canceled.

Human Capital

At June 30, 2024, we had 112 full time employees, primarily software developers, engineers and 3D artists. Of these, 56 are based in the United States and 56 are based in Turkey.

Corporate Information

Our website is www.theglimpsegroup.com. Information contained on, or accessible through our website, is not and shall not be deemed to be part of, or incorporated or deemed incorporated by reference into, this Report, and should not be relied upon by prospective investors for the purposes of determining whether to invest in us or our securities. We have included our website address in this Report solely as an inactive textual reference.

ITEM 1A. RISK FACTORS

Investing in us involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Report, including our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, before investing in us. Any of the risks and uncertainties we describe below could adversely affect our business, financial condition, results of operations, prospects or the trading price of our securities. The risks described below are not the only ones we face and additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, prospects and the trading price of our securities.

Risks Related to Our Business

We are an early stage technology company.

We were incorporated in June 2016 and are an early stage technology development company, comprised of a wholly-owned group of early stage entities in Immersive technology space. As such, we are subject to the risks associated with being an early stage company operating in an emerging industry, including, but not limited to, the risks set forth herein.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability. There is also doubt about our ability to continue as a going concern.

We have incurred significant net losses since inception. For the fiscal years ended June 30, 2024 and 2023, we incurred a net loss of $6.39 million and $28.6 million, respectively. As of June 30, 2024, we had an accumulated deficit of $63 million. To date, we have devoted our efforts towards securing financing, building and evolving our technology platform and creating an infrastructure that allows for the growth of such technology platform. While the Company’s cash flow has improved in recent months, we may continue to generate negative cash flow for the foreseeable future. While the Company intends to generate positive cash flow in the coming 12 months, its cash and cash equivalents as of June 30, 2024 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements. We will need to generate significant additional revenue to achieve and sustain profitability, and we cannot assure that we will be able to do so.

The combination of operating losses, cash expected to be used to continue operating activities and uncertain conditions relating to additional capital raises and continued revenue growth creates an uncertainty about our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

We may not be successful in raising additional capital necessary to meet expected funding needs. If we need additional funding for operations and we are unable to raise it, we may not be able to continue our business operations.

We expect our capital needs to continue in order to maintain and expand our operations. Our ability to raise additional funds through equity or debt financings or other sources will depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at a reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on stockholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.

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

We have material customer concentration, with a limited number of customers accounting for a material portion of our revenues.

For the fiscal years ended June 30, 2024 and 2023, our five largest customers accounted for approximately 53% and 59% of our revenues, respectively. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, some of our contracts with these customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations and/or trading price of our common stock.

Our future growth depends on our ability to attract and retain customers, and the loss of existing customers, or failure to attract new ones, could adversely impact our business and future prospects.

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

We anticipate our products and technologies will require ongoing research and development and we may experience technical problems or delays and may not have the funds necessary to continue their development, which could lead our business to fail.

Our research and development (“R&D”) efforts are subject to the risks typically associated with the development of new products and technologies based on emerging and innovative technologies, including, for example, unexpected technical problems or the possible insufficiency of funds for completing development of these products or technologies. If we experience technical problems or delays, further improvements in our products or technologies and the introduction of future products or technologies could be delayed, and we could incur significant additional expenses and our business may fail.

We anticipate that we may require additional funds to increase or sustain our current levels of expenditure for the R&D of new products and technologies, and to obtain and maintain patents and other intellectual property rights in these technologies, the timing and amount of which are difficult to forecast. Any funds we need may not be available on commercially reasonable terms or at all. If we cannot obtain the necessary additional capital when needed, we might be forced to reduce our R&D efforts which would materially and adversely affect our business. If we raise capital in an offering of our common stock, preferred stock or securities convertible into our common stock, our then-existing stockholders’ interests will be diluted.

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

We place significant decision making powers with our underlying entities’ management, which presents certain risks that may cause the operating results of individual entities to vary.

We believe that our practice of placing significant decision making powers with each of our entities’ management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice could make it difficult to coordinate procedures across our operations and presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business issue, or that we would be slower to identify a misalignment between an entity’s and our overall business strategy. Inconsistent implementation of corporate strategy and policies at the entity level could materially and adversely affect our financial position, results of operations and cash flows and prospects.

The operating results of an underlying entity may differ from those of another entity for a variety of reasons, including market size, customer base, competitive landscape, regulatory requirements and economic conditions affecting a particular industry vertical. As a result, certain of our entities may experience higher or lower levels of profitability and growth than other entities.

Our centralized management will have significant discretion over directing our resources and if management does not allocate resources effectively, our business, financial condition or result of operations could be harmed.

Our centralized management has significant discretion over directing our resources to any and all of our entities. As a consequence, it is possible that one or more of our entities will not receive adequate capital or management resources. If an entity does not receive adequate capital or resources, it may not be able to commercialize its products and services, or if its products and services are already commercialized, it may not be able to keep such products and services competitive. Therefore, if we don’t allocate resources effectively, our business, financial condition or result of operations could be harmed.

The failure to attract, hire, retain and motivate key personnel could have a significant adverse impact on our operations.

Our success depends on the retention and maintenance of key personnel, including members of senior management and our technical, sales and marketing teams. Achieving this objective may be difficult due to many factors, including competition for such highly skilled personnel, fluctuations in global economic and industry conditions, changes in our management or leadership, competitors’ hiring practices, and the effectiveness of our compensation programs. The loss of any of these key persons could have a material adverse effect on our business, financial condition or results of operations. Competition for qualified employees is particularly intense in the technology industry. Our failure to attract and to retain the necessary qualified personnel could seriously harm our operating results and financial condition. Competition for such personnel can be intense, and no assurance can be provided that we will be able to attract or retain highly qualified technical and managerial personnel in the future, which may have a material adverse effect on our future growth and profitability.

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

In order to get full use of our platforms, users may require need training. We provide a variety of training and support services to our customers, and we believe we will need to continue to maintain and enhance the breadth and effectiveness of our training and support services as the scope and complexity of our platforms increase. If we do not provide effective training and support resources for our customers on how to efficiently and effectively use our platforms, our ability to grow our business will suffer, and our business and results of operations may be adversely affected. Additionally, when we announce or release new versions of our platforms or advancements in our technology, we could fail to sufficiently explain or train our customers on how to use such new versions or advancements or we may announce or release such versions prematurely. These failures on our part may lead to our customers being confused about use of our products or expected technology releases, and our ability to grow our business, results of operations, brand and reputation may be adversely affected.

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

Further, the software technologies underlying our platforms are inherently complex and may contain material defects or errors, particularly when new products are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platforms, and new defects or errors in our existing platforms or new products may be detected in the future by us or our users. We cannot assure you that our existing platforms and new products will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our platforms could result in negative publicity or lead to data security, access, retention or other performance issues, all of which could harm our business. The costs incurred in correcting such defects or errors may be substantial and could harm our business. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and could significantly harm our business.

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

A failure in our information technology systems could cause interruptions in our services, undermine the responsiveness of our services, disrupt our business, damage our reputation and cause losses.

Our information technology systems support all phases of our operations, including finance, marketing, customer development and the business of customer support services. If our systems fail to perform, we could experience disruptions in operations, slower response time or decreased customer satisfaction. System interruptions, errors or downtime can result from a variety of causes, including changes in customer usage patterns, technological failures, changes to our systems, linkages with third-party systems and power failures. Our systems may be vulnerable to disruptions from human error, execution errors, errors in models, employee misconduct, unauthorized trading, external fraud, computer viruses, distributed denial of service attacks, computer viruses or cyberattacks, terrorist attacks, natural disaster, power outage, capacity constraints, software flaws, events impacting key business partners and vendors, and similar events.

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

We have privacy and data security policies in place that are designed to prevent security breaches and we have employed significant resources to develop our security measures against breaches. However, as technologies evolve, and the portfolio of the service providers with which we share confidential information with grows, we could be exposed to increased risk of breaches in security and other illegal or fraudulent acts, including cyberattacks. The evolving nature of such threats, in light of new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering and forgery, is making it increasingly challenging to anticipate and adequately mitigate these risks.

We may be subject to these types of attacks. If we are unable to avert these attacks and security breaches, we could be subject to significant legal and financial liabilities, our reputation would be harmed and we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks. Cyberattacks may target us, our suppliers, customers or other participants, or the internet infrastructure on which we depend. Actual or anticipated attacks and risks may cause us to incur significantly higher costs, including costs to deploy additional personnel and network protection technologies, train employees, and engage third-party experts and consultants. While we do carry cybersecurity insurance, we may not be able to mitigate such risks to any third party. Cybersecurity breaches would not only harm our reputation and business, but also could materially decrease our revenue and net income.

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

Further, the markets that we serve are volatile and subject to market shifts that we may be unable to anticipate. A slowdown in the demand for Immersive technology products and services can have a significant adverse effect on the demand for our products and services in any given period. Our customers may cancel or delay purchase orders for a variety of reasons, including, but not limited to, the rescheduling of new product introductions, changes in our customers’ inventory practices or forecasted demand, general economic conditions affecting our customers’ markets, changes in our pricing or the pricing of our competitors, new product announcements by us or others, quality or reliability problems related to our products, or selection of competitive products as alternate sources of supply.

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

Our primary business strategy is to (i) generate and increase revenues of our existing entities and (ii) to further enhance our presence in the Immersive technology market through the acquisition of additional companies, technologies, or intellectual property. If our existing entities do not achieve sufficient levels of revenue and profits, we may be required to seek additional financing through the issuance of equity or debt securities or other arrangements to finance the operations of the business.

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

If we fail to integrate any existing or acquired entities into the Glimpse ecosystem, we may not realize the anticipated benefits of the collaborative Glimpse ecosystem and the integration of any acquisitions, which could harm our business, financial condition or results of operations.

Even though Glimpse’s ecosystem provides a centralized corporate structure and the potential for cross company collaboration synergies, each entity has its own business development, technology development, sales team and general manager. Although we believe that the integration of our existing entities has been a success, there is still continued risk that we may encounter difficulties related to continued integration of the existing entities in the future. There is also the risk that the business development, sales team and general manager of a future acquired entity are unsuccessful. Some of these risks are out of our control. Successfully integrating any acquired entity may be more difficult, costly or time-consuming than we anticipate, or we may not otherwise realize any of the anticipated benefits of such acquisition. Any of the foregoing could adversely affect our business, financial condition or results of operations.

We may make more acquisitions in the future. Our ability to identify complementary assets, products or businesses for acquisition and successfully integrate them could affect our business, financial condition and operating results.

In the future, we may continue to pursue acquisitions of assets, products or businesses that we believe are complementary to our existing business and/or to enhance our market position or expand our product portfolio. There is a risk that we will not be able to identify suitable acquisition candidates available for sale at reasonable prices, complete any acquisition, or successfully integrate any acquired product or business into our operations. We may face competition for acquisition candidates from other parties including those that have substantially greater available resources. Acquisitions may involve a number of other risks, including:

●	diversion of management’s attention from other of our entities ;

●	disruption to our ongoing business;

●	failure to retain key acquired personnel;

●	difficulties in integrating acquired operations, technologies, products, or personnel;

●	unanticipated expenses, events, or circumstances;

●	assumption of disclosed and undisclosed liabilities; and

●	inappropriate valuation of the acquired in-process R&D, or the entire acquired business.

If we do not successfully address these risks or any other problems encountered in connection with an acquisition, the acquisition could have a material adverse effect on our business, results of operations and financial condition. Problems with an acquired business could have a material adverse effect on our performance or our business as a whole. In addition, if we proceed with an acquisition, our available cash may be used to complete the transaction, diminishing our liquidity and capital resources, or shares may be issued which could cause significant dilution to existing stockholders.

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

We may become engaged in litigation to protect or enforce our patent and other intellectual property rights or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with our products. In addition, we may have to participate in interference or reexamination proceedings before the USPTO, or in opposition, nullification or other proceedings before foreign patent offices, with respect to our patents or patent applications. All of these actions would place our patents and other intellectual property rights at risk and may result in substantial costs to us as well as a diversion of management attention. Moreover, if successful, these actions could result in the loss of patent or other intellectual property rights protection for the key technologies on which our business strategy depends.

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

We also depend on trade secret protection through confidentiality and license agreements with our employees, entities, licensees, licensors and others. We may not have agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand, competitive advantages or goodwill and result in decreased sales.

We may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to our products, patents and other intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. Until recently, patent applications were retained in secrecy by the USPTO until and unless a patent was issued. As a result, there may be U.S. patent applications pending of which we are unaware that may be infringed by the use of our technology or a part thereof, thus substantially interfering with the future conduct of our business. In addition, there may be issued patents in the United States or other countries that are pertinent to our business of which we are not aware. We and our customers could be sued by other parties for patent infringement in the future. Such lawsuits could subject us and them to liability for damages or require us to obtain additional licenses that could increase the cost of our products, which might have an adverse effect on our sales.

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

Risks Related to Our Securities and Other Risks

Our stock price may be volatile, and the value of our common stock may decline.

Our stock price may be volatile. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	actual or anticipated fluctuations in our financial condition or results of operations;

●	variance in our financial performance from expectations of securities analysts;

●	changes in the pricing of the solutions on our platforms;

●	changes in our projected operating and financial results;

●	changes in laws or regulations applicable to our platforms;

●	announcements by us or our competitors of significant business developments, acquisitions or new offerings;

●	sales of shares of our common stock by us or our stockholders, the expectation of future sales of our common stock by us or our stockholders, and/or the anticipation of lock-up releases;

●	significant data breaches, disruptions to or other incidents involving our platforms;

●	our involvement in litigation;

●	conditions or developments affecting the Immersive technology industries;

●	changes in senior management or key personnel;

●	the trading volume of our common stock;

●	changes in the anticipated future size and growth rate of our market;

●	general economic and market conditions; and

●	other events or factors, including those resulting from war, incidents of terrorism, global pandemics or responses to these events.

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

We have received a deficiency notice from Nasdaq, and there can be no assurance that we will continue to be listed on Nasdaq. In the event our common stock is delisted from Nasdaq, the liquidity and market price of our common stock could decline.

Our common stock is listed on the Nasdaq Capital Market, and we must meet certain financial and liquidity criteria to maintain such listing. If we fail to meet applicable continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”), our common stock may be delisted.

On September 3, 2024, we received a notification letter from the Listing Qualifications Department of Nasdaq notifying us that, because the closing bid price for our common stock was below $1.00 for the prior 30 consecutive business days, we no longer met the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).  In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days from September 3, 2024, or until March 3, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before March 3, 2025, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Price Requirement. In the event we do not regain compliance with the Minimum Bid Price Requirement by March 3, 2025, we may be eligible for additional time. To qualify for additional time, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days to regain compliance. However, if it appears to the staff of Nasdaq (the “Staff”) that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Staff would notify us that our securities will be subject to delisting.

In order to regain compliance with the Minimum Bid Price Requirements, we may consider various measures to resolve the deficiency. There can be no assurance that any such measures will be successful or that we will not fail to meet Nasdaq’s continued listing standards in the future. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and, subject to the discretionary dividend policy described in Part II of this Report, we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

Costs as a result of operating as a public company are significant, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devotes a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

General Risks

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies and/or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (“JOBS Act”). As such, we are eligible to take, have taken, and intend to take, advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we have total annual gross revenues of at least $1.235 billion, (ii) the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering, (iii) the date on which we have, during the preceding three year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act, which could occur if the market value of our common shares that are held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity risk management program is intended to protect the confidentiality, integrity, and availability of our critical IT systems, information and Intellectual Property (IP). Cybersecurity risks are among the risks evaluated and considered by, our broader enterprise risk management program, which is designed to identify, assess, prioritize and mitigate risks across the organization to enhance our resilience and support the achievement of our strategic objectives.

Our cybersecurity risk management program is led by our Director of Information Technology, who is principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our detection and response to cybersecurity incidents. Our program includes protocols for preventing, detecting and responding to cybersecurity incidents, and cross-functional coordination, and planning for business continuity and disaster recovery. We rely on our information security management system supported by a set of policies based upon industry frameworks, including the NIST Cybersecurity Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program includes:

●	Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment.

●	Security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls.

●	Cybersecurity awareness training of our employees, incident response personnel, and senior management.

●	Cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

●	Third-party risk management process for service providers, suppliers, and vendors.

●	We also have a cybersecurity incident response plan for the CIRT to assess and manage cybersecurity incidents, which includes escalation procedures based on the nature and severity of the incident including, where appropriate, escalation to the Board.

As part of our overall risk mitigation strategy, we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks; however, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches, cyberattacks and other related breaches.

As of the date of this report, we do not believe that any risks from cybersecurity threats, have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information on our cybersecurity related risks, see Item IA, “Risk Factors - “Cybersecurity risk.”

Governance

Our Board has primary responsibility for oversight of our cybersecurity and other information technology risks, including our plans to mitigate cybersecurity risks and to respond to data breaches.

The Board receives reports from our Director of Information Technology on cybersecurity matters on as needed basis. These reports can include a range of topics, including our cybersecurity risk profile, the current cybersecurity and emerging threat landscape, the status of ongoing cybersecurity initiatives, incident reports, and the results of internal and external assessments of our information systems. The Audit Committee also annually reviews the adequacy and effectiveness of our information and technology security policies and the internal controls regarding information and technology security and cybersecurity, and periodically receives updates. The Chair of the Audit Committee reports to the full Board on these discussions as appropriate.

At the management level, our Director of Information Technology who is experienced in experienced cybersecurity matters, leads our enterprise-wide cybersecurity program, and is responsible for assessing and managing our materials risks from cybersecurity threats. In performing his role, our Director of Information Technology is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through the management of, and participation in, the cybersecurity risk management program and other processes described above, including the maintenance and execution of our cyber incident response plan. Our Director of Information Technology reports to our CFO/COO and to our CEO.

ITEM 2. PROPERTIES

We are based in New York, New York, with a lease expiring on December 31, 2024. We have not yet determined whether we are going to renew this lease, and if so in what capacity. If we don’t renew the current lease, we may move to an alternative location or become fully remote for the NY office.

We have a lease in Fort Worth, Texas for the operations of S5D, with a lease expiring on February 28, 2025 which we do not expect to renew. We also have a lease in Ashburn, Virginia for the operations of BLI.

We also lease two offices in Turkey, for the operations of Glimpse Turkey.

Our current facilities are leased and adequate to meet our current and ongoing needs. If we require additional space or expand geographically, we may seek additional facilities on commercially reasonable terms at such time.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with Respect to our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “VRAR” and began trading on such exchange on July 1, 2021.

Holders of Record

As of September 27, 2024, we had 115 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Recent Sales of Unregistered Securities

	Number of Shares	Cash Proceeds	Value of Shares

Compensation and vendor expense	18,000	-	$21,660

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Dividends

We have never declared or paid cash dividends on our capital stock. Although we currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, we are committed, subject to the limitations on distributions under Nevada law, to pay certain distributions in the event (i) we sell the business of any of our entities, or (ii) we report consolidated net income on our fiscal year end audited financial statements. No assurances can be made that any such milestone will be achieved or if achieved that our board of directors will approve any distribution in connection therewith.

Distribution upon sale of business. In the event we sell all or substantially all of the business of any of our entities, whether by means of a merger, asset sale, stock sale or otherwise, for a price in excess of $10,000,000, we may distribute no less than 85% of the after-tax net proceeds for such sale. However, such distribution shall be subject to a determination by our board of directors that there exist no special circumstances that would prevent it from approving such distribution or the extent thereof. Such special circumstances could include, but are not limited to, the Company or any of its underlying entities contemplating or actively being engaged in a prospective acquisition or acquisitions that may require the use of such net proceeds, or other uses integral to the operations, growth or business development of any existing underlying entity. Moreover, such distribution may be waived, in writing, by the holders of a majority of our securities holders entitled to vote, voting together as a single class.

Distribution of consolidated net income. In the event our annual audited financial statements report consolidated net income, we may distribute, within 90 days after completion of such audit, 10% of the consolidated net income for such fiscal year. However, such distribution shall be subject to a determination by our board of directors that there exist no special circumstances that would prevent it from approving such distribution or the extent thereof. Such special circumstances could include, but are not limited to, our board of directors determining that such distribution, which could have otherwise been reinvested into our existing businesses, would impair our ability to execute on our business strategy. Moreover, such distribution may be waived, in writing, by the holders of a majority of our securities holders entitled to vote, voting together as a single class.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis of the results of operations and financial condition of The Glimpse Group, Inc. and its underlying entities (collectively referred to as “Glimpse” or the “Company”) as of and for the fiscal years ended June 30, 2024 and 2023, should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this Report, as well as the other financial information we file with the SEC from time to time. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of factors discussed in “Risk Factors” elsewhere in this Report, and other factors that we may not know. See “Cautionary Statement Regarding Forward-Looking Information.”

Company Overview

The Glimpse Group, Inc. (“Glimpse”, the “Company”) is an Immersive technology company, providing enterprise focused Virtual Reality (VR), Augmented Reality (AR) and Spatial Computing software and services. Glimpse’s operating entities are located primarily in the United States, with a development and modeling center in Turkey. We believe that we offer significant exposure to the rapidly growing and potentially transformative Immersive technology markets, while mitigating downside risk via our diversified model and ecosystem.

Our ecosystem of Immersive technology entities, collaborative environment and diversified business model aims to simplify the challenges faced by companies in the emerging Immersive technology industry, create scale, build operational efficiencies, reduce time to market and enhance go-to-market synergies, while simultaneously providing investors an opportunity to invest directly via a diversified infrastructure.

The Immersive technology industry is an early-stage technology industry with nascent markets. We believe that this industry has significant growth potential across verticals, may be transformative, and that our diversified ecosystem creates important competitive advantages. We currently target a wide array of industry verticals, including but not limited to: Corporate Training, Education, Healthcare, Government & Defense, Branding/Marketing/Advertising, Retail, Financial Services, Food & Hospitality, Media & Entertainment, Architecture/Engineering/Construction, Corporate Events and Presentations and Social VR support groups and therapy. We focus primarily on the business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”) segments industry and we are hardware agnostic.

In fiscal year 2024, we shifted our businesses focus (“Strategic Shift”) to providing immersive technology solutions software and services that are primarily driven by Spatial Computing, Cloud and Artificial Intelligence (“AI”), which we refer to as “Spatial Core”. While this transition is still ongoing, we believe that Spatial Core is a key differentiator, growth driver and competitive advantage for us.

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

Principles of Consolidation

The consolidated financial statements include the balances of Glimpse and its wholly owned entities. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The principal estimates relate to the valuation of allowance for doubtful accounts, stock options, warrants, revenue recognition, allocation of the purchase price of assets relating to business combinations, calculation of contingent consideration for acquisitions and fair value of intangible assets and impairment of non-current assets.

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

The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed may require management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is typically one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, changes in the estimated values of the net assets recorded may change the amount of the purchase price allocated to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations. At times, the Company engages the assistance of valuation specialists in determining fair values of assets acquired and liabilities assumed in a business combination.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:

●	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;

●	Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

●	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classifies its cash equivalents and investments within Level 1 of the fair value hierarchy on the basis of valuations based on quoted prices for the specific securities in an active market.

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s consolidated balance sheets as of June 30, 2024 and 2023. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s other financial instruments consist primarily of accounts receivable, accounts payable and other liabilities, and approximate fair value due to the short-term nature of these instruments.

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

Disaggregation of Revenue

The Company generated revenue for the years ended June 30, 2024 and 2023 by delivering: (i) Software Services, consisting primarily of VR/AR/Spatial Computing software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR, AR and Spatial Computing software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

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

Financial Instruments - Credit Losses

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

Income Taxes

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning July 1, 2025. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

Highlights

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

Summary P&L

	For the Years Ended
	June 30,		Change
	2024	2023	$	%
	(in millions)
Revenue	$8.80	$13.48	$(4.68)	-35%
Cost of Goods Sold	2.94	4.26	(1.32)	-31%
Gross Profit	5.86	9.22	(3.36)	-36%
Total Operating Expenses	12.47	38.02	(25.55)	-67%
Loss from Operations before Other Income	(6.61)	(28.80)	22.19	77%
Other Income	0.22	0.24	(0.02)	8%
Net Loss	$(6.39)	$(28.56)	$22.17	78%

Revenue

	For the Years Ended
	June 30,		Change
	2024	2023	$	%
	(in millions)
Software Services	$8.13	$12.59	$(4.46)	-35%
Software License/Software as a Service	0.67	0.89	(0.22)	-25%
Total Revenue	$8.80	$13.48	$(4.68)	-35%

Total revenue for the year ended June 30, 2024 was approximately $8.80 million compared to approximately $13.48 million for the year ended June 30, 2023, a decrease of approximately 35%. The decrease reflects our Strategic Shift, which has resulted in a significant turnover in our historical customer base and the divestiture of, and consolidation of, multiple of our entities.

We break out our revenues into two main categories - Software Services and Software License.

●	Software Services revenues are primarily comprised of Immersive technology projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed Immersive technology software as licenses or as software-as-a-service (“SaaS”).

For the year ended June 30, 2024, Software Services revenue was approximately $8.13 million compared to approximately $12.59 million for the year ended June 30, 2023, a decrease of approximately 35%. The decrease is driven by the items described above.

For the year ended June 30, 2024, Software License revenue was approximately $0.67 million compared to approximately $0.89 million for the year ended June 30, 2023, a decrease of approximately 25% driven by the divestiture of PulpoAR.

Gross Profit

	For the Years Ended
	June 30,		Change
	2024	2023	$	%
	(in millions)
Revenue	$8.80	$13.48	$(4.68)	-35%
Cost of Goods Sold	2.94	4.26	(1.32)	-31%
Gross Profit	$5.86	$9.22	$(3.36)	-36%
Gross Profit Margin	67%	68%

Gross profit was approximately 67% for the year ended June 30, 2024 compared to approximately 68% for the year ended June 30, 2023, essentially flat reflecting a consistent year over year mix in product revenue and gross profit margin.

For the years ended June 30, 2024 and 2023, internal staffing was approximately $1.90 million (65% of total cost of goods sold) and approximately $2.52 million (59% of total cost of goods sold), respectively. The increase in internal staffing as a percentage of total cost of goods sold reflects the intentional reduced reliance on subcontractors.

Operating Expenses

	For the Years Ended
	June 30,		Change
	2024	2023	$	%
	(in millions)
Research and development expenses	$5.45	$8.79	$(3.34)	-38%
General and administrative expenses	4.29	5.04	(0.75)	-15%
Sales and marketing expenses	2.82	7.49	(4.67)	-62%
Amortization of acquisition intangible assets	1.24	2.05	(0.81)	-40%
Goodwill impairment	0.38	12.85	(12.47)	-97%
Intangible asset impairment	2.56	2.50	0.06	2%
Change in fair value of acquisition contingent consideration	(4.27)	(0.70)	(3.57)	510%
Total Operating Expenses	$12.47	$38.02	$(25.55)	-67%

Operating expenses for the year ended June 30, 2024 were approximately $12.47 million compared to $38.02 million for the year ended June 30, 2023, a decrease of approximately 67%. The decrease reflects a decrease in goodwill impairment, reductions in headcount across expense categories driven by reduced revenue and an increase in the gain on change in fair value on acquisition contingent consideration.

Research and Development

Research and development expenses (primarily representing headcount related costs) for the year ended June 30, 2024 were approximately $5.45 million compared to $8.79 million for the year ended June 30, 2023, a decrease of approximately 38%. The decrease reflects reduced headcount throughout the Company, driven by reduced revenue.

General and Administrative

General and administrative expenses (primarily representing headcount and administrative related costs) for the year ended June 30, 2024 were approximately $4.29 million compared to $5.04 million for the year ended June 30, 2023, a decrease of approximately 15%. The decrease was driven by merger and acquisition fees related to the BLI acquisition in 2023 and a reduction in headcount year over year.

Sales and Marketing

Sales and marketing expenses (primarily representing headcount, including incentive based, related costs) for the year ended June 30, 2024 were approximately $2.82 million compared to $7.49 million for the year ended June 30, 2023, a decrease of approximately 62%. The decrease reflects reduced headcount throughout the Company, driven by reduced revenue. In addition, there was a reduction in revenue based incentive expense, and furthermore, a gain (i.e., expense reduction) in stock based incentive expense due to a decrease in the fair value of the Company’s common stock between measurement periods prior to payment.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the year ended June 30, 2024 was approximately $1.24 million compared to $2.05 million for the year ended June 30, 2023, a decrease of approximately 40%. The decrease is due to the write off intangible assets related to S5D in 2023 and those related to PulpoAR in the first quarter of fiscal 2024.

Goodwill Impairment

Goodwill impairment for the year ended June 30, 2024 was approximately $0.38 million compared to approximately $12.85 million in the previous year. The 2023 impairment primarily represents the write off of goodwill from the acquisition of S5D due to deteriorating revenue and operating results and forecasts. The 2024 impairment represents the write off of goodwill from the divestiture of PulpoAR, also driven by poor revenue and operating results and forecasts.

Intangible Asset Impairment

Intangible asset impairment for the year ended June 30, 2024 was approximately $2.56 million compared to approximately $2.50 million in the previous year. The 2024 impairment primarily represents the write off of BLI – customer relationships unamortized balance at June 30, 2024. This is driven by the Strategic Shift, which has resulted in a significant turnover in BLI’s customer base that existed at the acquisition date. The 2024 impairment also includes the impairment of PulpoAR – technology unamortized balance due to PulpoAR’s divestiture. The 2023 impairment primarily represents the write off of S5D – customer relationships unamortized balance at June 30, 2023, due to deteriorating revenue and forecasts. The 2023 impairment also includes the impairment of AUGGD – customer relationships and technology unamortized balances due to AUGGD’s divestiture.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the year ended June 30, 2024 was a gain of approximately $4.27 million compared to a gain of approximately $0.70 million for the year ended June 30, 2023. The increased gain reflects a reduction in potential consideration to be paid based on reduced revenue projections and a reduction in contingent consideration that was paid in common stock due to a decrease in common stock price during the period.

Other Income

Other income for the years ended June 30, 2024 and 2023 was approximately $0.22 million and $0.24, respectively. This represents interest income on money market fund balances.

Net loss

For the year ended June 30, 2024, we incurred a net loss of approximately $6.39 million compared to a net loss of approximately $28.57 million for the year ended June 30, 2023, an improvement of approximately 78% year-over-year. This reflects reduced revenue and associated gross profit more than offset by reductions in goodwill impairment charges, increased gain on change in fair value of acquisition contingent consideration and reductions in operating expenses primarily due to a decrease in headcount driven by reduced revenue.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income (loss), operating income (loss), and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and stockholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods.

Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparisons. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

The Company defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA loss for the years ended June 30, 2024 and 2023:

	For the Years Ended
	June 30,
	2024	2023
	(in millions)
Net loss	$(6.39)	$(28.56)
Depreciation and amortization	1.36	2.19
EBITDA loss	(5.03)	(26.37)
Stock based compensation expenses	2.28	4.98
Change in fair value of acquisition contingent consideration	(4.27)	(0.70)
Intangible asset impairment	2.94	15.35
Change in fair value of accrued performance bonus	(0.55)	-
Acquisition related expenses	-	0.28
Adjusted EBITDA loss	$(4.63)	$(6.46)

Adjusted EBITDA loss for the year ended June 30, 2024 was $4.63 million compared to $6.46 million for the comparable 2023 period. The improvement in EBITDA loss was driven by reductions in cash operating expenses exceeding reduced revenue/gross profit.

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

The Company has incurred recurring losses since its inception, including a net loss of $6.39 million for the year ended June 30, 2024. In addition, as of June 30, 2024, the Company had an accumulated deficit of $63.0 million. While the Company’s cash flow has improved in recent months, we may continue to generate negative cash flow for the foreseeable future. While the Company intends to generate positive cash flow in the coming 12 months, its cash and cash equivalents as of June 30, 2024 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements. We will need to generate significant additional revenue to achieve and sustain profitability, and we cannot assure that we will be able to do so. Accordingly, the Company has concluded that doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

Outside of potential revenue growth generated by the Company, in order to restore the going concern the Company may take actions which could include but are not limited to, further cost reductions, equity or debt financings and restructuring of potential future cash contingent acquisition liabilities. There is no assurance that these actions will be taken or be successful if pursued.

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

Potential liquidity resources

Potential liquidity resources may include the sale of common stock pursuant to an existing effective registration statement on Form S-3. Such financing may not be available on terms favorable to the Company, or at all.

Liquidity and Capital Resources

	For the Years Ended
	June 30,		Change
	2024	2023	$	%
	(in millions)
Net cash used in operating activities	$(5.21)	$(9.16)	$3.95	43%
Net cash used in investing activities	(1.53)	(3.53)	2.00	57%
Net cash provided by financing activities	2.97	0.06	2.91	NM
Decrease in cash, cash equivalents and restricted cash	(3.77)	(12.63)	8.86	-70%
Cash, cash equivalents and restricted cash, beginning of year	5.62	18.25	(12.63)	-69%
Cash and cash equivalents, end of year	$1.85	$5.62	$(3.77)	-67%

Operating activities

Net cash used in operating activities for the year ended June 30, 2024 was approximately $5.21 million, compared to approximately $9.16 million for the year ended June 30, 2023. This is driven by the decrease in revenue and related gross profit more than offset by reductions in cash operating expenses.

Investing activities

Net cash used in investing activities for the year ended June 30, 2024 was approximately $1.53 million compared to approximately $3.53 million for the year ended June 30, 2023. 2024 primarily represented a contingent consideration payment for the BLI acquisition based on achieved revenue milestone. 2023 represented the initial BLI acquisition payment at closing and a contingent acquisition consideration payment to S5D.

Financing activities

Cash flow provided from financing activities during the year ended June 30, 2024 was approximately $2.97 million, compared to $0.06 million for the prior period. 2024 represents the net proceeds of the common stock purchase agreement in October 2023.

Capital Resources

As of June 30, 2024, the Company had cash and cash equivalents of $1.85 million, plus $0.72 million of accounts receivable.

As of June 30, 2024, the Company had no outstanding debt obligations.

As of June 30, 2024, the Company had no issued and outstanding preferred stock.

As of June 30, 2024, contingent consideration for acquisition liabilities contains cash components ranging up to $3.0 million, potentially payable through October 2025 contingent on BLI achieving certain revenue milestones.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the JOBS Act. As such, we are eligible to take, have taken, and intend to take, advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of at least $1.235 billion, (ii) the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering, (iii) the date on which we have, during the preceding three year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act, which could occur if the market value of our common shares that are held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this Report beginning on page F-1 and is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Current Report on Form 8-K filed by the Company with the SEC on December 21, 2023, Hoberman & Lesser, CPAs LLP (“Hoberman”) resigned as independent registered public accounting firm of the Company effective as of December 20, 2023.

During the fiscal year ended June 30, 2023 and 2022, and the subsequent interim period through December 20, 2023, there were no (i) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Hoberman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hoberman, would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the Company’s financial statements for such periods, or (ii) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information for our executive officers and directors, their ages (as of September 25, 2024) and position(s) with the Company.

Name	Age	Position
Executive Officers
Lyron Bentovim	55	President, Chief Executive Officer, Director and Chairman of the Board
Maydan Rothblum	51	Chief Financial Officer, Chief Operating Officer, Secretary and Director
David J. Smith	48	Chief Creative Officer
Tyler Gates	38	Chief Futurist Officer
Non-Executive Directors
Ian Charles	56	Independent Director
Jeff Enslin	57	Independent Director
Lemuel Amen	58	Independent Director
Alexander Ruckdaeschel	52	Independent Director
Tamar Elkeles	55	Independent Director

Directors are elected and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected and serve at the discretion of the Board of Directors.

Executive Officers

Lyron Bentovim has been our President and Chief Executive Officer, and the Chairman and a member of our board of directors since he co-founded the Company in 2016. From July 2014 to August 2015, Mr. Bentovim was Chief Operating Officer and Chief Financial Officer of Top Image Systems, a Nasdaq-listed company. From March 2013 to July 2014, Mr. Bentovim served as Chief Operating Officer and Chief Financial Officer of NIT Health and Chief Operating Officer and Chief Financial Officer and Managing Director at Cabrillo Advisors. From August 2009 until July 2012, Mr. Bentovim served as the Chief Operating Officer and Chief Financial Officer of Sunrise Telecom, Inc. a Nasdaq-listed company. Prior to Sunrise Telecom, Inc., from January 2002 to July 2009, Mr. Bentovim was a Portfolio Manager for Skiritai Capital LLC, an investment advisor. Prior to Skiritai Capital LLC, Mr. Bentovim served as the President, Chief Operating Officer and co-founder of WebBrix, Inc. Mr. Bentovim serves on the board of directors of Manhattan Bridge Capital, a Nasdaq-listed company, and has served on the board of directors of the following publicly traded companies: Blue Sphere, RTW Inc., Ault, Inc., Top Image Systems Ltd., Three-Five Systems Inc., Sunrise Telecom Inc., and Argonaut Technologies Inc. Additionally, Mr. Bentovim was a Senior Engagement Manager with strategy consultancies USWeb/CKS, Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has an MBA from Yale School of Management and a law degree from the Hebrew University, Israel.

We concluded that Mr. Bentovim should serve as a member of our board of directors based on his position as President and Chief Executive Officer of the Company, and our review of his experience, qualifications, attributes and skills, including co-founding our company and his executive leadership experience.

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

We concluded that Mr. Rothblum should serve as a member of our board of directors based on is based on his position as Chief Financial Officer and Chief Operating Officer of the Company, and our review of his experience, qualifications, attributes and skills, including co-founding our Company, his executive leadership experience and his experience in the finance industry.

David J. Smith has been the Chief Creative Officer since he co-founded the Company in 2016, and was a member of our board of directors from the Company’s inception until December 2023. Since June 2016, Mr. Smith has served as the co-founder and Organizer of NYVR Meetup. Prior to co-founding the Company, Mr. Smith served as the Senior Project Manager at Avison Young, where he managed construction and real estate development projects. From April 2016 to August 2020, Mr. Smith was the Founder of VRTech Consulting LLC, which provided consulting for real estate development projects and virtual reality. Mr. Smith holds a B.S. in Civil Engineering from Pennsylvania State University.

Tyler Gates has been the General Manager of Brightline Interactive, LLC (BLI) since August 1, 2022 and the Company’s Chief Futurist Officer since August 1, 2022. Mr. Gates is also a non-voting board observer of our board of directors. Prior to the closing of our acquisition of BLI, Mr. Gates was the Chief Executive Officer of BLI, and has been with BLI in several executive leadership roles since 2012. Additionally, Mr. Gates served as the founding and former President of the VR/AR Association (VRARA) Washington DC’s Chapter and was the former host of the VRARA Podcast. Mr. Gates holds a BA Degree in Corporate Communications and Interpersonal Psychology from Lenoir-Rhyne University.

Directors

Information regarding our executive officers who also serve as members of our board of directors are set forth in “—Executive Officers” above.

The biographical description of each director below includes the specific experience, qualifications, attributes and skills that our board of directors considered in making a conclusion as to whether such person should serve as a member of our board.

Ian Charles has served as a member of our board of directors since January 2022. Mr. Charles has approximately 25 years of executive leadership experience in technology, public markets, mergers and acquisitions, and multinational operations. Since 2022, Mr. Charles has served as the Chief Financial Officer of Filevine, a provider of legal SaaS solutions. From 2019 to 2021, Mr. Charles served as the Chief Financial Officer of Scoop Technologies, Inc., a workplace management software provider. From 2014 to 2019, Mr. Charles served as the Chief Financial Officer of Planful (formerly Host Analytics), a financial planning and analysis platform that provides financial planning, consolidation, reporting and analytics.

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

Lemuel Amen has served as a member of our board of directors since May 2021. Mr. Amen is the Founder and Chairman of Altius Manufacturing Group, LLC, an equity growth management firm, and has held senior executive positions and led global business units for Electronic Data Systems and 3M. Mr. Amen has served on the board of directors for a privately held technology firm, AbeTech Inc., since 2009, and on the board of advisors of a privately held industrial firm, Diversified Chemical Technology, Inc., since 2018. Additionally, Mr. Amen is an experienced board governance professional serving high-growth technology, industrial services, and application software firms. Prior board governance service positions include: Chairman of the board of directors for Viking Engineering and Development Inc. (2011 to 2017); board director and operating committee member for Bauer Welding & Metal Fabricators, Inc. (2013 to 2016); and board President and lead director for HighJump Software, Inc. (2005 to 2008). Mr. Amen served as Chairman for the Federal Reserve Bank of Minneapolis, Ninth District Advisory Council from 2012 to 2015. Additional governance and board director service post includes: University of Michigan - Dearborn, College of Business, Board of Advisors (2019 to present); State of Minnesota Governor’s Workforce Development Council (2016 to 2019); Ordway Center for the Performing Arts (2015 to 2018); Junior Achievement Worldwide Inc., Global Board of Directors (2003 to 2008); and Northwestern University, McCormick School of Engineering & Computer Science, Industrial Advisory Board (2000 to 2006). Mr. Amen earned his M.S. in Civil and Environmental Engineering from Northwestern University, and his B.S. in Mechanical Engineering at California State University-Northridge.

Alexander Ruckdaeschel has served as a member of our board of directors since July 2021. Mr. Ruckdaeschel has worked in the financial industry for over 20 years in the United States and Europe as a co-founder, partner and senior executive. Since 2012 to June 2021, he served on the board of directors of Vuzix (Nasdaq: VUZI), a leading supplier of smart glasses and AR technology products and services and was the Chairman of Vuzix’s compensation committee. Mr. Ruckdaeschel co-founded Herakles Capital Management and AMK Capital Advisors in 2008. He was also a partner with Alpha Plus Advisors and Nanostart AG, where he was the head of their U.S. group. Mr. Ruckdaeschel has significant experience in startup operations as the manager of DAC Nanotech-Fund and Biotech-Fund, and sits on several boards. Following service in the German military, Mr. Ruckdaeschel was a research assistant at Dunmore Management focusing on intrinsic value and identifying firms that were undervalued and had global scale potential.

Tamar Elkeles has served as a member of our board of directors since April 2024. Dr. Elkeles has nearly 30 years of experience in the high technology industry. She was the Chief Learning Officer at Qualcomm from 1992 to 2015. Afterward, she served in senior executive positions at several technology companies and investment firms. Dr. Elkeles recently served on the board of directors of GP Strategies Corporation, an NYSE-listed company until its sale to Learning Technologies Group, a London Stock Exchange company. She currently serves on the Board of Directors of OpenSesame and on the Board of Advisors of the Forbes School of Business & Technology at The University of Arizona. Dr. Elkeles also serves as a strategic advisor to several start-up companies in the technology sector. She holds both an M.S. and Ph.D. in Organizational Psychology.

Family Relationships

No family relationships exist among any of our executive officers or directors.

Committees of Our Board of Directors

Our board of directors has established four standing committees: an audit committee, a compensation committee, a nominating and corporate governance committee, and a strategy committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Ian Charles, Lemuel Amen and Jeff Enslin. The Chair of our audit committee is Ian Charles. Our board of directors has determined that each member of the audit committee (i) is “independent” as that term is defined in Nasdaq rules, (ii) meets the heightened independence requirements for audit committee members required under the Exchange Act and related SEC and Nasdaq rules, (iii) has sufficient knowledge in financial and auditing matters to serve on the audit committee, and (iv) can read and understand fundamental financial statements in accordance with applicable requirements. In addition, our board of directors has determined that Ian Charles is an “audit committee financial expert” within the meaning of SEC regulations. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment.

Our audit committee has a written charter. Our audit committee reviews and reassesses the adequacy of the written charter on an annual basis.

The primary purpose of our audit committee is to provide assistance to the board of directors in fulfilling its oversight responsibility to our stockholders and others relating to (i) the integrity of the Company’s financial statements, (ii) the effectiveness of the Company’s internal control over financial reporting, (iii) the Company’s compliance with legal and regulatory requirements, and (iv) the independent auditor’s qualifications and independence. Specific responsibilities of our audit committee include:

●	Reviewing and reassessing the charter at least annually and obtaining the approval of the board of directors;

●	Reviewing and discussing quarterly and annual financial statements;

●	Discussing the Company’s policies on risk assessment and risk management;

●	Discussing with the independent auditor the overall scope and plans for their audit, including the adequacy of staffing and budget or compensation; and

●	Reviewing and approving related party transactions.

Compensation Committee

Our Compensation Committee consists of Alexander Ruckdaeschel, Lemuel Amen and Jeff Enslin. The Chair of our Compensation Committee is Alexander Ruckdaeschel. The Board has affirmatively determined that each member of the Compensation Committee meets the additional independence criteria applicable to compensation committee members under Nasdaq and SEC rules.

Our compensation committee has a written charter. Our compensation committee reviews and reassesses the adequacy of the written charter on an annual basis.

The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors with respect to all forms of compensation for the Company’s executive officers and to administer the Company’s equity incentive plan for employees. Specific responsibilities of our compensation committee include:

●	Reviewing and overseeing the Company’s overall compensation philosophy, and overseeing the development and implementation of compensation programs aligned with the Company’s business strategy;

●	Determining the form and amount of compensation to be paid or awarded to the Chief Executive Officer and all other executive officers of the Company;

●	Annually reviewing and approving all matters related to Chief Executive Officer compensation;

●	Reviewing, adopting, amending, and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections, and any other compensatory arrangements for our executive officers and other senior management; and

●	Reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Jeff Enslin, Alexander Ruckdaeschel and Ian Charles. Jeff Enslin serves as the Chairperson of the committee. Our nominating and corporate governance committee has a written charter. Our nominating and corporate governance committee reviews and reassesses the adequacy of the written charter on an annual basis. Our nominating and corporate governance committee’s responsibilities include:

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

Strategy Committee

The members of our strategy committee are Lemuel Amen, Alexander Ruckdaeschel, Jeff Enslin, Tamar Elkeles and Lyron Bentovim. Lem Amen serves as the Chairperson of the strategy committee. The strategy committee’s responsibilities include:

●	identifying strategic trends within the Company and industry;

●	analyzing the potential strategic impact of various financial, operational, technological and M&A alternatives; and

●	reviewing and making recommendations to our board of directors with respect to the Company’s strategic directions.

Code of Ethics

We have adopted a written code of ethics and business conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code is updated periodically. While we make ministerial and technical amendments to the code from time to time, if we make any substantive amendments to, or grant any waivers from, the code for any officer or director, we will disclose the nature of such amendment or waiver in a current report on Form 8-K.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, after reasonable inquiry, there are no events or involvements in legal proceedings requiring disclosure pursuant to Item 401(f) of Regulation S-K.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms furnished to us and the written representations from certain of the reporting persons that no other reports were required during the year ended June 30, 2024, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a)].

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase and sale or other dispositions of our securities by us, our directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Report.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of our executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. For the fiscal year ended June 30, 2024, our “named executive officers” and their positions were as follows:

●	Lyron Bentovim, President and Chief Executive Officer;

●	Maydan Rothblum, Chief Financial Officer and Chief Operating Officer;

●	David J. Smith, Chief Creative Officer.

SUMMARY COMPENSATION TABLE

The following table represents information regarding the total compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended June 30, 2024 and 2023:

Name and Principal Position	Fiscal Year	Salary	Stock Awards ($)	Option Award*	All Other Compensation	Total
Lyron Bentovim	2024	$265,000	-	$69,638	$-	$334,638
President & CEO	2023	$231,875	51,255	$460,810	$331	$744,271

Maydan Rothblum	2024	$235,000	-	$357,746	$-	$592,746
CFO & COO	2023	$211,500	36,360	$293,243	$4,622	$545,725

David J Smith	2024	$210,000	-	$49,686	$-	$259,686
CCO	2023	$189,000	-	$101,418	$1,120	$291,538

* FY ‘24 stock option award primarily in lieu of cancelation of previously issued and fully vested stock options

(1)	In addition to serving as our President and Chief Executive Officer, Mr. Bentovim serves as the Chairman and a member of our board of directors but receives no additional compensation for his service on our board.

(2)	In addition to serving as our Chief Financial Officer and Chief Operating Officer, Mr. Rothblum serves as a member of our board of directors but receives no additional compensation for his service on our board.

(3)	In addition to serving as our Chief Creative Officer, Mr. Smith served as a member of our board of directors until December 15, 2023 but received no additional compensation for such service on our board.

Employment Agreements

Lyron Bentovim

We have entered into an executive employment agreement with Lyron Bentovim, which employment agreement shall continue until terminated by either us or Mr. Bentovim. Pursuant to Mr. Bentovim’s employment agreement, he receives an annual base cash salary of $265,000. In addition, Mr. Bentovim is eligible to receive performance bonuses as determined by our compensation committee.

Maydan Rothblum

We have entered into an executive employment agreement with Maydan Rothblum, which employment agreement shall continue until terminated by either us or Mr. Rothblum. Pursuant to Mr. Rothblum’s employment agreement, he receives an annual cash base salary of $235,000. In addition, Mr. Rothblum is eligible to receive performance bonuses as determined by our compensation committee.

David J. Smith

We have entered into an executive employment agreement with David J. Smith, which employment agreement shall continue until terminated by either us or Mr. Smith. Pursuant to Mr. Smith’s employment agreement, he receives an annual cash base salary of $210,000. In addition, Mr. Smith is eligible to receive performance bonuses as determined by our Compensation Committee.

Equity Incentive Plan

In October 2016, our stockholders approved our Equity Incentive Plan, as amended (the “Plan”), which is administered by our compensation committee. Pursuant to the Plan, we are authorized to grant options and other equity awards to employees of the Company, non-employee directors or key consultants to the Company and any person who has been offered employment by the Company, provided that such prospective employee may not receive any payment or exercise any right relating to an award until such person has commenced employment with the Company (the “Eligible Persons”). The purchase price of each share of common stock purchasable under an award issued pursuant to the Plan, shall be determined by our compensation committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our compensation committee also has sole authority to set the terms of all awards at the time of grant.

Pursuant to the Plan, a maximum of 10,000,000 shares of our common stock shall be set aside and reserved for issuance. In addition, subject to adjustment as provided in the Plan, the share reserve will automatically increase on January 1 of each calendar year until (and including) January 1, 2030 (each, an “Evergreen Date”) in an amount equal to 5% of the total number of shares of our common stock outstanding on the December 31st immediately preceding the applicable Evergreen Date (the “Evergreen Increase”). Notwithstanding the foregoing, our board of directors may act prior to the Evergreen Date of a given year to provide that there will be no Evergreen Increase for such year, or that the Evergreen Increase for such year will be a lesser number of shares of our common stock than would otherwise occur pursuant to the preceding sentence. Any common stock delivered under the Plan shall consist of authorized and unissued shares or treasury shares. Pursuant to these provisions, effective January 1, 2024 the number of shares of our common stock set aside for the Plan automatically increased to a total of approximately 12.2 million.

Under the Plan, an Eligible Person may be granted options, stock appreciation rights, restricted stock, phantom stock, sale phantom stock, stock granted as a bonus, a performance award, other stock-based awards or an annual incentive award, together with any related right or interest.

The term of each award under the Plan shall be for such period as may be determined by our compensation committee, subject to the express limitations set forth in the Plan.

Unless earlier terminated by our board of directors, the Plan will remain in effect until such time as no shares of common stock remain available for delivery under the Plan and the Company has no further rights or obligations under the Plan with respect to outstanding awards under the Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of June 30, 2024, for our named executive officers.

Outstanding Equity Awards
	Option Awards

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Lyron Bentovim	30,250	90,750	$7.00	2/15/2033
	-	24,051	$3.00	3/1/2031
	-	24,051	$2.50	3/1/2031
	-	24,051	$2.00	3/1/2031
	-	1,089,000	$7.00	2/15/2033

Maydan Rothblum	3,805	-	$7.00	2/15/2033
	15,445	57,750	$7.00	2/15/2033
	16,302	233,698	$1.50	3/1/2034
	-	729	$3.00	3/1/2031
	-	17,986	$3.00	3/1/2031
	-	875	$2.50	3/1/2031
	-	17,840	$2.50	3/1/2031
	-	1,094	$2.00	3/1/2031
	-	17,621	$2.00	3/1/2031
	-	693,000	$7.00	2/15/2033

D.J. Smith	5,500	16,500	$7.00	2/15/2033
	-	17,160	$3.00	3/1/2031
	-	17,160	$2.50	3/1/2031
	-	17,160	$2.00	3/1/2031
	-	198,000	$7.00	2/15/2033

DIRECTOR COMPENSATION

Because we are still in the development stage, our directors do not receive any cash compensation other than reimbursement for expenses incurred during the performance of their duties or their separate duties as officers of the Company.

The following table sets forth information concerning equity-based compensation for the fiscal year ending June 30, 2024 of our directors serving at such time who are not also named executive officers.

Name	Fiscal Year	Options Granted (1)	Stock Awards ($)	Total ($)
Jeffrey Enslin*	2024	$-	$340,352	$340,352

Lemuel Amen*	2024	$-	$65,064	$65,064

Alexander Ruckdaeschel*	2024	$-	$59,011	$59,011

Ian Charles **	2024	$61,279	$-	$61,279

Tamar Elkeles	2024	$21,333	$-	$40,853

* Common shares issued in lieu of the cancelation of previously issued and fully vested stock options, and Board compensation for the fiscal year

** Includes stock options issued in lieu of the cancelation of previously issued and fully vested stock options, and Board compensation for the fiscal year

(1)	The amounts disclosed represent the approximate aggregate grant date fair value of stock options granted to our directors during fiscal year ended June 30, 2024 under the Plan. The assumptions used to compute the fair value are disclosed in Note 9 to our audited financial statements included in this Report. Such grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not reflect the actual economic value that will be realized by the named director upon the vesting of the stock options, the exercise of the stock options, or the sale of common stock acquired under such stock options.

(2)	As June 30, 2024, Mr. Enslin held options to purchase 0 shares of our common stock.

(3)	As June 30, 2024, Mr. Amen held options to purchase 0 shares of our common stock.

(4)	As June 30, 2024, Mr. Ruckdaeschel held options to purchase 0 shares of our common stock.

(5)	As June 30, 2024, Mr. Charles held options to purchase 32.475 shares of our common stock.

(6)	Tamar Elkeles was appointed to our board of directors, effective April 29, 2024. As June 30, 2024, Dr. Elkeles held options to purchase 5,000 shares of our common stock.

(7)	Sharon Rowlands resigned as a member of our board of directors, effective December 15, 2023. As June 30, 2024, Ms. Rowlands held options to purchase 148,517 shares of our common stock.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of September 27, 2024 by:

●	Each of our current directors;

●	each of our named executive officers;

●	each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our common stock; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Common stock issuable upon the exercise, conversion or settlement of options, warrants, restricted stock units or other rights to acquire common stock that are currently exercisable, convertible or subject to settlement, or exercisable, convertible or subject to settlement within 60 days of September 30, 2024 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing share and percentage ownership of that holder, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to the table below, and subject to community property laws where applicable, we believe the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o The Glimpse Group, Inc., 15 West 38th St., 12th Floor, New York, NY 10018. The percentage of shares beneficially owned is computed on the basis of 18,166,217 shares of common stock outstanding as of September 27, 2024.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock Owned

Directors and Officers:

Lyron L. Bentovim
President, Chief Executive Officer and Chairman of the Board	1,084,167	(1)	5.96%

Maydan Rothblum
Chief Operating Officer, Chief Financial
Officer, Secretary and Treasurer	532,870	(2)	2.93%

D.J. Smith
Chief Creative Officer and Director	1,008,048	(3)	5.55%

Jeff Enslin
Director and Chair of Audit Committee	335,405	(4)	1.85%

Lemuel Amen
Director	148,122	(5)	0.82%

Alexander Ruckdaeschel
Director	48,889	(6)	0.27%

Ian Charles
Director and Chair of Audit Committee	36,475	(7)	0.20%

Tamar Elkeles
Director	10,000	(8)	0.06%

All officers and directors	3,958,672		21.47%

Beneficial owners of more than 5%

VRTech Consulting LLC	1,002,298	(9)	5.52%

Darklight Partners LLC	1,001,945	(10)	5.52%

(1) Includes: 1,053,916 shares of common stock, of which 1,001,945 shares are owned by Darklight Partners LLC (an entity owned and managed by Mr. Bentovim) and fully vested options to purchase 30,250 shares of common stock.

(2) Includes: 486,450 shares of common stock, 35,552 fully vested options and 10,868 options that vest within 60 days An additional 3,528 shares of common stock are held by Mr. Rothblum’s mother.

(3) Includes: 1,002,298 shares of common stock owned by VRTech Consulting LLC (an entity owned and managed by Mr. Smith) and fully vested options to purchase 5,500 shares of common stock.

(4) Includes: 332,405 shares of common stock owned by Perimetre Capital, LLC (an entity owned and managed by Mr. Enslin).

(5) Represents 148,405 shares of common stock

(6) Represents 48,889 shares of common stock

(7) Represents 32,475 fully vested options and 4,000 options that vest within 60 days

(8) Represents 5,000 fully vested options and 5,000 options that vest within 60 days.

(9) VRTech Consulting LLC is an entity owned and managed by Mr. Smith, our Chief Creative Officer.

(10) Darklight Partners LLC is an entity owned and managed by Mr. Bentovim, our President, Chief Executive Officer and Chairman.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None.

Director Independence

Our board of directors evaluates the independence of each member of our board of directors in accordance with the listing rules of Nasdaq (the “Nasdaq Listing Rules”). Pursuant to these rules, a majority of our board of directors must be “independent directors” within the meaning of the Nasdaq Listing Rules, and all directors who sit on our audit committee, nominating and corporate governance committee and compensation committee must also be independent directors.

The Nasdaq definition of “independence” includes a series of objective tests, such as the director or director nominee is not, and was not during the last three years, an employee of the Company or our entities and has not received certain payments from, or engaged in various types of business dealings with us. In addition, as further required by the Nasdaq Listing Rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to the Company and its management.

As a result, our board of directors has affirmatively determined that each of Ian Charles, Lemuel Amen, Alexander Ruckdaeschel, Tamar Elkeles and Jeff Enslin, is (and during her service on our board, Sharon Rowlands was) independent in accordance with the Nasdaq Listing Rules. Our board of directors has also affirmatively determined that each member of our audit committee, nominating and corporate governance committee and compensation committee is (and during her service on a committee of our board, Ms. Rowlands was) an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed or expected to be billed to us for professional services rendered with respect to the fiscal years ended June 30, 2024 and 2023:

	For the Year Ended
	June 30,
	2024	2023
Audit fees	$108,000	$158,000
Audit fees - benefit plan	20,000	-
Tax fees	13,000	-
Other fees	-	9,000
Total Fees	$141,000	$167,000

“Audit Fees” represent fees for respective fiscal year audits, including the review of our quarterly financial statements.

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

The audit committee has considered the nature and amount of the fees billed by Turner, Stone & Company, L.L.P. and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Turner, Stone & Company, L.L.P.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Consolidated Financial Statements beginning on Page F-1 of this Report.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes.

(3)	Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Report.

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 23, 2021).

4.1	Description of Securities.

10.1†	Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021),

10.2	Assignment of Technology, Patent, & Intellectual Property Agreement dated as of May 1, 2019, between the Company, Adept Reality, LLC and Aquinas Learning, Inc. (incorporated by reference to Exhibit 10.3 of Amendment No. 3 to the Company’s Registration Statement filed with the SEC on June 14, 2021).

10.3	Master Acquisition Agreement dated as of October 31, 2016, by and between the Company, Crafty Games, LLC and Foretell Studios, LLC (f.k.a. Dire Studios, LLC) (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement filed with the SEC on June 14, 2021).

10.4	Master Acquisition Agreement dated as of November 8, 2016, among the Company, KabaQ 3D Food Technologies, LLC and Alper Guler (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

10.5	Agreement entered into as of June 12, 2017 by and among the Company, KabaQ 3D Food Technologies, LLC, Alper Guler and Caner Soyer (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

10.6†	Employment Agreement dated May 13, 2021 by and between the Company and Lyron Bentovim (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

10.7†	Employment Agreement dated May 13, 2021 by and between the Company and Maydan Rothblum (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

10.8†	Employment Agreement dated May 13, 2021 by and between the Company and David J. Smith (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

10.9†	Executive Employment Agreement dated August 1, 2022 by and between the Company and Tyler Gates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2022).

10.10	Form of Immediately Exercisable Warrants (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.11	Form of Warrants Exercisable after Six Months (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.12	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.13	Membership Interest Sale Agreement between the Company and Sector 5 Digital, LLC, dated December 2, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2022).

10.14	Agreement and Plan of Merger among the Company, Glimpse Merger Sub, LLC, the sellers thereto, the representative of sellers, and Brightline Interactive, LLC, dated May 25, 2022 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SECon September 28, 2022).

10.15†	Bentovim Option Agreement, dated February 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2023).

10.16†	Rothblum Option Agreement, dated February 15, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2023).

10.17†	Smith Option Agreement, dated February 15, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2023).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Amendment No. 3 to the Registration Statement filed with the SEC on June 14, 2021).

16.1	Letter to SEC regarding Change in Certifying Accountant, dated December 21, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023).

19.1	Insider Trading Policy.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

97.1	The Glimpse Group, Inc. Policy Relating to the Recovery of Erroneously Awarded Compensation.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GLIMPSE GROUP, INC.
September 30, 2024
	By:	/s/ Lyron Bentovim
Lyron Bentovim
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

September 30, 2024	Lyron Bentovim	/s/ Lyron Bentovim
President, Chief Executive Officer and Chairman of the Board

September 30, 2024	Maydan Rothblum	/s/ Maydan Rothblum
Chief Financial Officer, Chief Operating Officer and Director

September 30, 2024	Jeff Enslin	/s/ Jeff Enslin
Director

September 30, 2024	Lemuel Amen	/s/ Lemuel Amen
Director

September 30, 2024	Alexander Ruckdaeschel	/s/ Alexander Ruckdaeschel
Director

September 30, 2024	Ian Charles	/s/ Ian Charles
Director

September 30, 2024	Tamar Elkeles	/s/ Tamar Elkeles
Director

THE GLIMPSE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

THE GLIMPSE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Glimpse Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidate balance sheet of The Glimpse Group, Inc. and its subsidiaries (the Company) as of June 30, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and negative cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2023.

Dallas, Texas

September 30, 2024

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

THE GLIMPSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2024	As of June 30, 2023
ASSETS
Cash and cash equivalents	$1,848,295	$5,619,083
Accounts receivable	723,032	1,453,770
Deferred costs/contract assets	170,781	158,552
Prepaid expenses and other current assets	778,181	562,163
Total current assets	3,520,289	7,793,568

Equipment, net	167,325	264,451
Right-of-use assets, net	452,808	627,832
Intangible assets, net	487,867	4,284,151
Goodwill	10,857,600	11,236,638
Other assets	72,714	71,767
Total assets	$15,558,603	$24,278,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$181,668	$455,777
Accrued liabilities	340,979	635,616
Accrued non cash performance bonus	-	1,041,596
Deferred revenue/contract liabilities	72,788	466,393
Lease liabilities, current portion	364,688	405,948
Contingent consideration for acquisitions, current portion	1,467,475	5,120,791
Total current liabilities	2,427,598	8,126,121

Long term liabilities
Contingent consideration for acquisitions, net of current portion	1,413,696	4,505,000
Lease liabilities, net of current portion	178,824	423,454
Total liabilities	4,020,118	13,054,575
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 18,158,217 and 14,701,929 issued and outstanding, respectively	18,158	14,702
Additional paid-in capital	74,559,600	67,854,108
Accumulated deficit	(63,039,273)	(56,644,978)
Total stockholders’ equity	11,538,485	11,223,832
Total liabilities and stockholders’ equity	$15,558,603	$24,278,407

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2024	2023
Revenue
Software services	$8,130,515	$12,587,192
Software license/software as a service	673,684	895,172
Total Revenue	8,804,199	13,482,364
Cost of goods sold	2,941,460	4,266,013
Gross Profit	5,862,739	9,216,351

Operating expenses:
Research and development expenses	5,455,612	8,793,991
General and administrative expenses	4,292,001	5,037,359
Sales and marketing expenses	2,819,668	7,489,978
Amortization of acquisition intangible assets	1,241,228	2,045,587
Goodwill impairment	379,038	12,855,723
Intangible asset impairment	2,563,331	2,496,119
Change in fair value of acquisition contingent consideration	(4,272,080)	(696,722)
Total operating expenses	12,478,798	38,022,035
Loss from operations before other income	(6,616,059)	(28,805,684)

Other income
Interest income	221,764	242,401
Net Loss	$(6,394,295)	$(28,563,283)

Basic and diluted net loss per share	$(0.38)	$(2.05)

Weighted-average shares used to compute basic and diluted net loss per share	16,681,234	13,929,135

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2024 and 2023

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of July 1, 2022	12,747,624	$12,749	$56,885,815	$(28,081,695)	$28,816,869
Common stock issued for acquisition	714,286	714	2,845,430	-	2,846,144
Common stock issued for satisfaction of prior year acquisition liability	214,288	214	733,823	-	734,037
Common stock issued for purchase of intangible asset - technology	71,430	71	326,364	-	326,435
Common stock issued to vendors	1,800	2	5,236	-	5,238
Common stock issued for exercise of options	42,341	42	66,069	-	66,111
Common stock issued for contingent acquisition obligation	755,255	755	3,058,608	-	3,059,363
Common stock and stock option based compensation expense	154,905	155	3,491,009	-	3,491,164
Stock option-based board of directors expense	-	-	441,754	-	441,754
Net loss	-	-	-	(28,563,283)	(28,563,283)
Balance as of June 30, 2023	14,701,929	$14,702	$67,854,108	$(56,644,978)	$11,223,832
Common stock issued in Securities Purchase Agreement, net	1,885,715	1,886	2,966,615	-	2,968,501
Common stock issued to vendors	44,197	44	100,328	-	100,372
Common stock issued for exercise of options	8,819	9	(9)	-	-
Common stock issued to satisfy contingent acquisition obligations	785,714	785	973,861	-	974,646
Common stock and stock option based compensation expense	399,201	399	2,009,402	-	2,009,801
Common stock and stock option based board of directors expense	332,642	333	655,295	-	655,628
Net loss	-	-	-	(6,394,295)	(6,394,295)
Balance as of June 30, 2024	18,158,217	$18,158	$74,559,600	$(63,039,273)	$11,538,485

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,394,295)	$(28,563,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,361,628	2,192,982
Common stock and stock option based compensation for employees and board of directors	2,175,072	4,974,519
Accrued non cash performance bonus fair value adjustment	(551,239)	-
Acquisition contingent consideration fair value adjustment	(4,272,080)	(696,722)
Impairment of intangible assets	2,942,369	15,351,842
Gain on divestiture of subsidiary	1,000,000	-
Reserve on note received in connection with divestiture of subsidiary	(1,000,000)	-
Issuance of common stock to vendors	100,372	5,238
Adjustment to operating lease right-of-use assets and liabilities	(110,866)	(8,330)

Changes in operating assets and liabilities:
Accounts receivable	730,738	132,193
Deferred costs/contract assets	(12,229)	433,557
Prepaid expenses and other current assets	(216,018)	(182,410)
Other assets	(948)	149,963
Accounts payable	(274,109)	(419,716)
Accrued liabilities	(294,637)	(120,181)
Deferred revenue/contract liabilities	(393,605)	(2,412,066)
Net cash used in operating activities	(5,209,847)	(9,162,414)
Cash flow from investing activities:
Purchases of equipment	(31,548)	(146,333)
Acquisitions, net of cash acquired	-	(2,627,261)
Payment of contingent consideration for acquisitions	(1,497,894)	(1,000,000)
Sale of investments	-	239,314
Net cash used in investing activities	(1,529,442)	(3,534,280)
Cash flows provided by financing activities:
Proceeds from securities purchase agreement, net	2,968,501	-
Proceeds from exercise of stock options	-	66,111
Cash provided by financing activities	2,968,501	66,111

Net change in cash, cash equivalents and restricted cash	(3,770,788)	(12,630,583)
Cash, cash equivalents and restricted cash, beginning of year	5,619,083	18,249,666
Cash and cash equivalents, end of year	$1,848,295	$5,619,083

Non-cash Investing and Financing activities:

Issuance of common stock for satisfaction of contingent liability	$974,646	$3,059,363
Issuance of common stock for non cash performance bonus	$490,357	$-
Lease liabilities arising from right-of-use assets	$-	$429,329
Common stock issued for acquisition	$-	$2,846,144
Contingent acquisition consideration liability recorded at closing	$-	$7,325,000
Common stock issued for purchase of intangible asset - technology	$-	$326,435
Issuance of common stock for satisfaction of prior year acquisition liability	$-	$734,037
Issuance of common stock for satisfaction of contingent liability, net of note extinguishment	$-	$318,571
Extinguishment of note receivable for satisfaction of contingent liability	$-	$250,000

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 1. DESCRIPTION OF BUSINESS

The Glimpse Group, Inc. (“Glimpse”, the “Company”) is an Immersive technology company, providing Virtual Reality (“VR”), Augmented Reality(“AR”) and Spatial Computing software and services. Glimpse’s operating entities are located in the United States and Turkey. The Company was incorporated in the State of Nevada in June 2016.

Glimpse’s unique business model builds scale and a robust ecosystem, while simultaneously providing investors an opportunity to invest directly into this emerging industry via a diversified platform.

The Company completed an initial public offering (“IPO”) of its common stock on the Nasdaq Capital Market Exchange on July 1, 2021, under the ticker VRAR.

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

The Company has incurred recurring losses since its inception, including a net loss of approximately $6.39 million for the year ended June 30, 2024. In addition, as of June 30, 2024, the Company had an accumulated deficit of $63.0 million. While the Company’s cash flow has improved in recent months, its cash and cash equivalents as of June 30, 2024 may not be sufficient to fund operations and other commitments for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

Outside of potential revenue growth generated by the Company, in order to restore the going concern the Company may take actions which could include but are not limited to: further cost reductions, equity or debt financings and restructuring of potential future cash contingent acquisition liabilities. There is no assurance that these actions will be taken or be successful if pursued.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

The principal estimates relate to the valuation of allowance for doubtful accounts, stock options, warrants, revenue recognition, allocation of the purchase price of assets relating to business combinations, calculation of contingent consideration for acquisitions, fair value of intangible assets and goodwill impairment.

Cash and Cash Equivalents, Restricted Cash

Cash and equivalents represent cash and short-term, highly liquid investments, that are both readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates, with maturities three months or less at the date of purchase.

Restricted cash represented $2.0 million escrowed cash related to the Sector 5 Digital, LLC (“S5D”) acquisition and was fully disbursed during the year ended June 30, 2023 (see Note 7). There was no restricted cash at June 30, 2024 and 2023.

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. We recognize accounts receivable at the amount we expect to collect from our customers. We provide an allowance for credit losses to reflect the estimated amount of accounts receivable that may not be collectible.

We determine the allowance for credit losses through a combination of specific identification of troubled accounts, historical loss experience, industry trends, current market conditions, and customer creditworthiness.The allowance for credit losses is adjusted periodically to reflect changes in these factors.

Our accounting policy for credit losses is in accordance with Accounting Standards Codification (ASC) 310, Receivables.

As of June 30, 2024 and 2023 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Customer Concentration and Credit Risk

Two customers accounted for approximately 38% (23% and 15%, respectively) of the Company’s total gross revenues during the year ended June 30, 2024. The same two customers accounted for approximately 47% (26% and 21%, respectively) of the Company’s total gross revenues during the year ended June 30, 2023.

Three customers accounted for approximately 49% (21%, 16% and 12%, respectively) of the Company’s accounts receivable at June 30, 2024. One of the same customers and a different customer accounted for approximately 43% (29% and 14%, respectively) of the Company’s accounts receivable at June 30, 2023.

The Company maintains cash in accounts that, at times, may be in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on such accounts.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Business Combinations

The results of a business acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Acquisition accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values as of the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed may require management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is typically one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, changes in the estimated values of the net assets recorded may change the amount of the purchase price allocated to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations. At times, the Company engages the assistance of valuation specialists in determining fair values of assets acquired and liabilities assumed in a business combination.

Intangible assets (other than Goodwill)

Intangible assets include acquired customer relationships and developed technology purchased. Intangible assets are stated at allocated cost less accumulated amortization and less impairments. Amortization is computed using the straight-line method over the estimated useful lives of the related assets. The Company reviews intangibles, being amortized, for impairment when current events indicate that the fair value may be less than the carrying value.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

The Company classifies its cash equivalents within Level 1 of the fair value hierarchy on the basis of valuations based on quoted prices for the specific securities in an active market.

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s consolidated balance sheets as of June 30, 2024 and 2023. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with, at times, the assistance of a third-party valuation specialist.

The Company’s other financial instruments consist primarily of accounts receivable, accounts payable and other liabilities, and approximate fair value due to the short-term nature of these instruments.

Equipment

Equipment, comprised of computer hardware, is stated at cost less accumulated depreciation. It is depreciated using the straight-line method over the estimated useful life of the asset, which is primarily 3 years. Depreciation expense for the years ended June 30, 2024 and 2023 was approximately $0.12 million and $0.14 million, respectively.

Revenue Recognition

Nature of Revenues

The Company reports its revenues in two categories:

●	Software Services: VR, AR and Spatial Computing projects, solutions and consulting services.
●	Software License and Software-as-a-Service (“SaaS”): VR, AR or Spatial Computing software that is sold either as a license or as a SaaS subscription.

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

JUNE 30, 2024 AND 2023

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

Disaggregation of Revenue

The Company generated revenue for the years ended June 30, 2024 and 2023 by delivering: (i) Software Services, consisting primarily of VR/AR/Spatial Computing software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR, AR and Spatial Computing software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Timing of Revenue

The timing of revenue recognition for the years ended June 30, 2024 and 2023 was as follows:

	For theYears Ended
	June 30,
	2024	2023
Products and services transferred at a point in time	$7,371,004	$10,455,829
Products and services transferred/recognized over time	1,433,195	3,026,535
Total Revenue	$8,804,199	$13,482,364

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of June 30, 2024 and 2023, the Company had approximately $5.95 million and $2.16 million, respectively, in unfulfilled performance obligations.

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

Foreign Currency

Assets and liabilities recorded in foreign currency are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process, which are deminimis, are recorded in general and administrative expenses on the consolidated statement of operations.

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, or ASC 740, also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are uncertain tax positions requiring recognition of $38,588 uncertain tax liabilities in the Company’s consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the years ended June 30, 2024 and 2023. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning July 1, 2025. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 4. BUSINESS ACQUISITION AND ASSET ACQUISTION - TECHNOLOGY

Acquisition – Brightline Interactive, LLC (“BLI”)

On May 25, 2022, Glimpse entered into an Agreement and Plan of Merger (the “Merger Agreement”), with BLI and each of the equity holders of BLI named therein (collectively, the “Members”). BLI is an immersive technology company that provides Spatial Computing, VR and AR based training scenarios and simulations for commercial and government customers. The acquisition significantly expands the Company’s operating and financial scale, introduces new tier 1 customers specifically in the communication, entertainment and government segments, and bolsters the executive management team.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

The goodwill recognized in connection with the acquisition is primarily attributable to new markets access and will be deductible for tax purposes.

The results of operations of BLI have been included in the Company’s consolidated financial statements from the date of acquisition. For the years ended June 30, 2024 and 2023, BLI had revenue of $2.78 million and $4.85 million, respectively, and net losses of $2.63 million and $2.14 million, respectively (exclusive of contingent consideration fair value adjustment gains of $1.87 million and $1.11 million, respectively), reported in the consolidated statements of operations.

Asset Acquisition - Technology

In November 2022, the Company entered into a technology assignment agreement with inciteVR (“IVR”), whereby the Company purchased the entire right, title and interest to certain VR/AR technology, as defined, to expand product offerings.

The Company issued 71,430 shares (calculated as defined) of the Company’s common stock, with a fair value (based on the Company’s common stock price at the close of business on the date of the assignment agreement) of approximately $327,000 in full payment of the assignment, with no further consideration obligations thereto. The $327,000 was recorded as intangible assets- technology on the Company’s consolidated balance sheet as of June 30, 2024 and 2023.

Certain IVR owners became employees of Glimpse after the assignment.

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

Accordingly, the fair value of intangible assets, including goodwill, originally recorded at the time of the purchase, were determined to be to be zero. The net assets of $0.90 million (consisting of intangible assets - technology with net book value of $0.52 million and goodwill of $0.38 million) were written-off and were included in goodwill impairment and intangible asset impairment on the consolidated statement of operations for the year ended June 30, 2024.

On December 1, 2023 the Company executed an asset purchase agreement whereby the Pulpo assets, as defined, were transferred to a new independent entity, PulpoAR, Inc., majority owned by the original sellers of Pulpo, in return for a 10% interest in PulpoAR, Inc. and a $1.0 million senior secured note (“Note”). The Company recorded a non cash $1.0 million gain on divestiture, which is included in general and administrative expenses on the consolidated statement of operations.

The Note is due November 30, 2026 and accrues interest at 1% per annum payable at maturity. Early repayment, if any, of the Note is due in the form of royalties on PulpoAR, Inc.’s revenue or if the new entity raises capital, as defined. Glimpse has no board members nor any operational involvement in the new entity. As of June 30, 2024, no revenue royalties and no capital raises have occurred, and no associated Note paydown had been made.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

The Company has fully reserved against the Note and accrued interest as collectability is considered remote and accounts for this investment at cost ($0) because the Company does not control or have significant influence over the investment. The Company recorded a $1.0 million loan loss reserve against the Note included in general and administrative expenses on the consolidated statement of operations. This fully offsets the gain on divestiture detailed above.

For the years ended June 30, 2024 and 2023, Pulpo had revenue of $0.07 million and $0.49 million, respectively, and net losses of $0.42 million and $0.87 million, respectively (exclusive of the goodwill and intangible asset impairment write-off in 2024), reported in the consolidated statements of operations.

The divestiture did not have a material impact on the Company’s operations or financial results.

BLI

As part of the BLI acquisition in August 2022, $3.31 million of the fair value purchase price was allocated to intangible assets – customer relationships. This allocation was based on BLI customers as of the acquisition date. At that time, the majority of BLI’s existing customer base had engaged BLI to produce marketing focused product and was concentrated in one significant customer. During the year ended June 30, 2024, BLI commenced on a strategic shift of businesses focus to provide immersive technology solutions software and services that are primarily driven by Spatial Computing, Cloud and Artificial Intelligence aimed towards a different customer base than those existing at the acquisition date. In addition, the one significant customer at acquisition date has been a marginal revenue generator over the second half of fiscal 2024 and is not anticipated to represent material revenue going forward.

Accordingly, at June 30, 2024, it was determined that the BLI intangible assets – customer relationships was fully impaired. This resulted in an intangible asset impairment non-cash expense of approximately $2.04 million on the consolidated statement of operations for the year ended June 30, 2024, representing the unamortized portion of this intangible asset.

S5D

As part of the Company’s annual review of goodwill impairment, it was determined that unfavorable trends in the S5D business indicated goodwill and long-lived assets of this subsidiary were impaired as of June 30, 2023.

The Company purchased S5D in February 2022 for the initial fair value consideration of $15.47 million, of which $12.61 million was attributed to goodwill and $2.82 million was attributed to intangible assets – customer relationships. Actual revenue and financial results since acquisition have significantly underperformed the expectations that were employed to determine fair value at acquisition. Cash flow of the S5D business was negative for the year ended June 30, 2023. This negative cash flow was the result of significant declines or loss in revenue from key customers compared to previous years and occurred notwithstanding cost-cutting efforts to mitigate the negative results. Declining revenue trends indicate the S5D business may not be able to generate positive cash flow for the foreseeable future. Continued weak new order bookings have continued through the issue date of these consolidated financial statements.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

The S5D business continues to operate. For the years ended June 30, 2024 and 2023, S5D had revenue was $1.78 million and $2.73 million, respectively and net losses of $0.31 million and $1.26 million, respectively (exclusive of the intangible asset write off and change in fair value of contingent consideration).

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

For the year ended June 30, 2023 (which is the cease of operations of AUGGD), AUGGD had revenue was $0.01 million and net loss of $0.33 million (exclusive of the intangible asset impairment write off and change in fair value of contingent consideration), reported in the consolidated statements of operations.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill at June 30, 2024 and 2023 is as follows:

	Year ended June 30, 2024
	XRT	PulpoAR	BLI	Total
Goodwill - beginning of year	$300,000	$379,038	$10,557,600	$11,236,638
Impairments	-	(379,038)	-	(379,038)
Goodwill - end of year	$300,000	$-	$10,557,600	$10,857,600

	Year ended June 30, 2023
	AUGGD	XRT	S5D	PulpoAR	BLI	Total
Goodwill - beginning of year	$250,000	$300,000	$12,605,723	$309,037	$-	$13,464,760
Acquisitions	-	-	-	-	10,473,700	10,473,700
Adjustments	-	-	-	70,001	83,900	153,901
Impairments	(250,000)	-	(12,605,723)	-	-	(12,855,723)
Goodwill - end of year	$-	$300,000	$-	$379,038	$10,557,600	$11,236,638

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Intangible assets, their respective amortization period, and accumulated amortization at June 30, 2024 and 2023 are as follows:

	As of June 30, 2024
	Value ($)					Amortization Period (Years)
	XR Terra	Pulpo	BLI	inciteVR	Total
Intangible Assets
Customer Relationships - beginning of year	$-	$-	$3,310,000	$-	$3,310,000	5
Customer Relationships - impairment			(3,310,000)		(3,310,000)
Customer Relationships - end of year	-	-	-	-	-
Technology - beginning of year	300,000	925,000	880,000	326,435	2,431,435	3
Technology impairment	-	(925,000)	-	-	(925,000)
Technology - end of year	300,000	-	880,000	326,435	1,506,435
Less: Accumulated Amortization	(274,995)	-	(562,214)	(181,359)	(1,018,568)
Intangible Assets, net	$25,005	$-	$317,786	$145,076	$487,867

	As of June 30, 2023
	Value ($)							Amortization Period (Years)
	XR Terra	S5D	AUGGD	Pulpo	BLI	inciteVR	Total
Intangible Assets
Customer Relationships - beginning of year	$-	$2,820,000	$250,000	$-	$-	$-	$3,070,000	3-5
Customer Relationships additions	-	-	-	-	3,310,000	-	3,310,000	5
Customer Relationships impairment	-	(2,820,000)	(250,000)	-	-	-	(3,070,000)
Customer Relationships - end of year	-	-	-	-	3,310,000	-	3,310,000
Technology - beginning of year	300,000	-	250,000	925,000	-	-	1,475,000	3
Technology additions	-	-	-	-	880,000	326,435	1,206,435	3
Technology impairment	-	-	(250,000)	-	-	-	(250,000)
Technology - end of year	300,000	-	-	925,000	880,000	326,435	2,431,435
Less: Accumulated Amortization	(174,995)	-	-	(334,025)	(875,722)	(72,542)	(1,457,284)
Intangible Assets, net	$125,005	$-	$-	$590,975	$3,314,278	$253,893	$4,284,151

Intangible asset amortization expense for the years ended June 30, 2024 and 2023 was approximately $1.24 million and $2.05 million, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Amortization attributable to Pulpo was $0.08 million and $0.30 million for the year ended June 30, 2024 and 2023, respectively.

Amortization attributable to BLI customer relationships was $0.66 million and $0.61 million for the year ended June 30, 2024 and 2023, respectively.

Amortization attributable to S5D and AUGGD was $0.69 million for the year ended June 30, 2023.

Estimated intangible asset amortization expense for the remaining lives are as follows:

Years Ended June 30,
2025	$427,000
2026	$61,000

NOTE 7. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As June 30, 2024 and 2023, the Company’s cash and cash equivalents were as follows:

	As of June 30, 2024
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$109,659	$-		$109,659
Level 1:
Money market funds	1,738,636	-	$1,738,636	1,738,636
Total cash and cash equivalents	$1,848,295	$-	$1,738,636	$1,848,295

	As of June 30, 2023
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$242,271	$-		$242,271
Level 1:
Money market funds	5,376,812	-	$5,376,812	5,376,812
Total cash and cash equivalents	$5,619,083	$-	$5,376,812	$5,619,083

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Contingent Consideration

As of June 30, 2024 and 2023, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at June 30, 2024 using unobservable inputs, primarily internal revenue forecasts. Contingent consideration was valued at the time of acquisitions and at June 30, 2023 using unobservable inputs and have included using the Monte Carlo simulation model. This model incorporates revenue volatility, internal rate of return, and a risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance, at times, of a third-party valuation specialist.

As of June 30, 2024, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of June 30, 2024
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - S5D	$2,060,300	$(1,359,001)	$(701,299)	$-	$-
Contingent consideration, current - BLI	1,264,200	-	167,561	1,431,761	1,431,761
Contingent consideration, current - XRT	-	(499,288)	535,002	35,714	35,714
Total contingent consideration, current portion	$3,324,500	$(1,858,289)	$1,264	$1,467,475	$1,467,475

Level 3:
Contingent consideration, non-current - S5D	$7,108,900	$(2,857,143)	$(4,251,757)	$-	$-
Contingent consideration, non-current - BLI	6,060,700	(1,497,894)	(3,149,110)	1,413,696	1,413,696
Total contingent consideration, net of current portion	$13,169,600	$(4,355,037)	$(7,400,867)	$1,413,696	$1,413,696

S5D has significantly underperformed revenue expectations that were employed to determine fair value at acquisition. The possibility of achieving any remaining revenue targets to trigger additional consideration is remote and all earned consideration has been paid. Accordingly, there is no future contingent consideration recorded related to the S5D acquisition as of June 30, 2024. The range of potential additional contingent consideration related to S5D in excess of the amounts reflected on the balance sheet at June 30, 2024 is zero to $10.0 million (which is considered remote and no provision is made for it) in the form of Company common stock (with share conversion at a $7.00 per share floor price). The contingent consideration payout period ends January 2025.

Revenue projections for BLI are expected to trigger potential additional gross consideration of $3.0 million payable in cash over the remainder of the contingent consideration payout period, ending in July 2025. The possibility of achieving any remaining revenue targets to trigger additional consideration is remote. Accordingly, contingent consideration remaining for the BLI acquisition at June 30, 2024 is calculated at the present value of the estimated remaining $3.0 million cash discounted at risk-free interest rates from the estimated payment dates. The range of potential additional contingent consideration related to BLI in excess of the amounts reflected on the balance sheet at June 30, 2024 is zero to $15.0 million (which is considered remote and no provision is made for it), of which up to $7.5 million in cash and the remainder in the form of Company common stock (with share conversion at a $7.00 per share floor price).

The change in fair value of contingent consideration for S5D and BLI for the year ended June 30, 2024 was a non-cash gain of approximately $2.35 million and $1.87 million, respectively, included as change in fair value of acquisition contingent consideration in the consolidated statements of operations. This was primarily driven by the decrease in the Company’s common stock price between the measurement dates and reduced revenue projections. In addition, a payment was made to the sellers of S5D for consideration in March 2024 in the form of Company common stock, fair valued at $0.81 million; and a $1.49 million cash payment was made to the sellers of BLI for consideration in May 2024.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

The change in fair value of contingent consideration for XR Terra, LLC (“XRT”) for the year ended June 30, 2024 reflects payouts to the sellers of XRT for consideration recorded as of June 30, 2023. These payouts were made in September 2023 and January 2024 in the form of Company common stock, fair valued at $0.17 million. In addition, the change reflects non-cash gains of zero and approximately $0.08 million, respectively, for the year ended June 30, 2024 included as change in fair value of acquisition contingent consideration in the consolidated statements of operations reflecting a decrease in the Company’s common stock price between the measurement dates. Lastly, the change reflects an accrual for anticipated achievement of an additional revenue threshold though the end of the contingent consideration period September 2024. This is included as change in fair value of acquisition contingent consideration in the consolidated statements of operations for the year ended June 30, 2024, fair valued at $0.04 million and payable in the form of Company common stock (with share conversion at a $7.00 per share floor price). The range of potential additional contingent consideration related to XRT in excess of the amounts reflected on the balance sheet at June 30, 2024 is zero to $0.75 million (which is considered remote and no provision is made for it) payable in the form of Company common stock (with share conversion at a $7.00 per share floor price).

The range of potential contingent consideration related to the previous divestiture of AUGGD assets at June 30, 2024 is zero to $0.40 million (which is considered remote and no provision is made for it) payable in the form of Company common stock (with share conversion at a $7.00 per share floor price). The contingent consideration payout period ends December 2024.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

The change in fair value of contingent consideration also reflects the first anniversary payout to the sellers of S5D based on the achievement of certain revenue thresholds as defined in the respective purchase agreement. This payout was made in March 2023 in the form of Company common stock with a fair value of $1.36 million at date of issuance. In addition, the S5D Membership Interest Sale agreement was amended in May 2023 to remove the thresholds for releasing $2.0 million of cash escrowed at closing (recorded as Restricted cash on the consolidated balance sheet at the time) and was replaced with an immediate $1.0 million payment from the escrow account to the S5D sellers, along with an immediate issuance of Company common stock fair valued at $1.05 million at date of issuance; simultaneously, the S5D sellers released the remaining $1.0 million in escrow to the Company. These May 2023 payments to the S5D sellers were recorded as consideration paid.

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

The change in fair value of contingent consideration for AUGGD for the year ended June 30, 2023 reflects the issuance of common stock to the sellers, net of a note repayment (see Notes 9 and 12). The range of potential additional contingent consideration through December 2024 related to the divestiture of AUGGD assets at June 30, 2023 is zero to $0.65 million in the form of Company common stock. The Company considers this occurrence as remote, and no provision is made for it.

The range of potential additional contingent consideration through April 2025 related to the PulpoAR acquisition at June 30, 2023 is zero to $13.0 million ($12.5 million in Company common stock and $0.5 million cash). The Company considers this occurrence as remote, and no provision is made for it.

NOTE 8. DEFERRED COSTS/CONTRACT ASSETS AND DEFERRED REVENUE/CONTRACT LIABILITIES

At June 30, 2024 and 2023, deferred costs/contract assets totaling $170,781 and $158,552, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($135,057 and $158,552, respectively), and costs in excess of billings under contracts not completed and recognized over time ($35,724 and $0, respectively). At June 30, 2024 and 2023, deferred revenue/contract liabilities, totaling $72,788 and $466,393, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($72,788 and $459,510, respectively), and billings in excess of costs under contracts not completed and recognized over time ($0 and $6,883 respectively).

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

The following table shows the reconciliation of the costs in excess of billings and billings in excess of costs for contracts recognized over time:

	As of June 30, 2024	As of June 30, 2023

Cost incurred on uncompleted contracts	$106,035	$78,771
Estimated earnings	105,689	226,096
Earned revenue	211,724	304,867
Less: billings to date	176,000	311,750
Billings in excess of costs, net	$35,724	$(6,883)

Balance Sheet Classification
Contract assets includes, costs and estimated earnings in excess of billings on uncompleted contracts	$35,724	$-
Contract liabilities includes, billings in excess of costs and estimated earnings on uncompleted contracts	-	(6,883)
Billings in excess of costs, net	$35,724	$(6,883)

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

Common Stock Issued

Common stock issued to satisfy Contingent Acquisition Obligations

During the year ended June 30, 2024, the Company issued approximately 714,000 shares of common stock, with a fair value of approximately $0.81 million, to satisfy a contingent acquisition obligation for the achievement of a certain revenue performance milestone related to the acquisition of S5D. In addition, the Company issued approximately 71,000 shares of common stock, with a fair value of approximately $0.17 million, to satisfy a contingent acquisition obligation for the achievement of revenue performance milestones by XRT.

During the year ended June 30, 2023 the Company issued approximately 577,000 shares of common stock, with a fair value of approximately $2.41 million, to partially satisfy a contingent acquisition obligation related to the purchase of S5D. In addition, the Company issued approximately 107,000 shares of common stock, with a fair value of approximately $0.32 million, to satisfy a contingent acquisition obligation of approximately $0.57 million less the repayment of a secured promissory note of $0.25 million (see Note 12), related to the acquisition of AUGGD. Furthermore, the Company issued approximately 71,000 shares of common stock, valued at $0.33 million, for the achievement of a revenue performance milestone by XR Terra.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Common stock issued to Employees as Compensation

During the year ended June 30, 2024, the Company issued approximately 399,000 shares of common stock to various employees as compensation (including contractual bonus payments upon achievement of defined revenue milestones) and recorded share-based compensation of approximately $0.58 million primarily in sales and marketing expenses on the consolidated statement of operations.

During the year ended June 30, 2023, the Company issued approximately 155,000 shares of common stock to various employees as compensation and recorded share-based compensation of approximately $0.64 million in general and administrative and sales and marketing expenses on the consolidated statement of operations.

Common stock issued to Board of Directors

During the year ended June 30, 2024, the Company issued approximately 258,000 shares of common stock to certain board members in return for canceling 443,000 fully vested stock options, and recorded share-based board compensation of approximately $0.37 million. In addition, the Company issued 75,000 shares of common stock to certain board members as calendar year 2024 compensation and recorded share-based board compensation of approximately $0.11 million. All board compensation is reported in general and administrative expenses on the consolidated statement of operations

Common stock issued for Exercise of Stock Options

During the years ended June 30, 2024 and 2023, the Company issued approximately 9,000 and 42,000 shares of common stock in cash and cashless transactions, respectively, upon exercise of the respective option grants and realized cash proceeds of approximately $0.0 million and $0.07 million, respectively.

Common stock issued to Vendors

During the years ended June 30, 2024 and 2023, the Company issued approximately 44,000 and 2,000 shares of common stock, respectively, to various vendors for services performed and recorded share-based compensation of approximately $0.10 million and $0.01 million, respectively, primarily in sales and marketing expenses on the consolidated statement of operations.

Common stock issued for Business Acquisition and Asset Acquisition - Technology

During the year ended June 30, 2023, the Company issued approximately: 714,000 shares of common stock, valued at $2.85 million, as consideration for the acquisition of BLI; 71,000 shares of common stock valued at $0.33 million, per the assignment agreement with inciteVR; and 214,000 shares of common stock, valued at $0.73 million, as consideration for the acquisition of Pulpo.

Warrants

In connection with the July 2021 IPO and the November 2021 SPA, the Company issued warrants, which are exercisable into Company common shares on a one-for-one basis, as detailed below. No warrants have been exercised since issuance. The warrants are not publicly traded.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

	Warrants Outstanding	Exercise Price	Expiration Date

July 2021 IPO	87,500	$7.00	June 2026

November 2021 SPA	555,000	$1.75	November 2026

November 2021 SPA	195,000	$1.75	May 2027

Total	837,500

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

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 12.2 million common shares reserved for issuance. As of June 30, 2024, there were approximately 5.4 million shares available for issuance under the Plan. The shares available are after the granting of 2.1 million shares of executive Target Options.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan for the specific periods below are noted in the following table:

	For the Years Ended June 30,
	2024	2023
Weighted average expected terms (in years)	5.1	6.0
Weighted average expected volatility	103.3%	88.8%
Weighted average risk-free interest rate	4.3%	3.9%
Expected dividend yield	0.0%	0.0%

The weighted average expected term (in years) in the table above excludes the executive Target Options.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

The grant date fair value for options granted during the years ended June 30, 2024 (including the new grants detailed above) and 2023 (excluding executive Target Options), was approximately $1.53 million and $6.40 million, respectively. Fair value of the executive Target Options granted in 2023 was approximately $8.53 million.

The following is a summary of the Company’s stock option activity for the year ended June 30, 2024 and 2023, excluding the executive Target Options:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2023	6,128,381	$4.84	7.0	$1,676,966
Options Granted	1,380,662	2.35	8.3	98,542
Options Exercised	(25,000)	2.00	2.4	-
Options Forfeited / Cancelled	(3,840,163)	4.81	6.5	-
Outstanding at June 30, 2024	3,643,880	$3.95	6.5	$-
Exercisable at June 30, 2024	1,973,499	$4.06	5.0	$-

The above table excludes executive Target Options: 2,100,000 granted, $7.00 exercise price, 8.6 remaining term in years, no intrinsic value. Vesting of these is considered remote.

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

The intrinsic value of stock options at June 30, 2024 and 2023 was computed using a fair market value of the common stock of $1.02 per share and $3.56 per share, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

The Company’s stock option-based expense for the years ended June 30, 2024 and 2023 consisted of the following:

	For the Years Ended
	June 30,
	2024	2023
Stock option-based expense :
Research and development expenses	$731,638	$1,717,955
General and administrative expenses	346,309	299,664
Sales and marketing expenses	349,377	833,817
Cost of goods sold	-	755
Board option expense	179,950	441,754
Total	$1,607,275	$3,293,945

There is no expense included for the executive officers’ Target Options.

At June 30, 2024 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $2.67 million (excluding executive Target Options of $8.53 million) and is expected to be recognized over a weighted average period of 2.06 years (which excludes the executive Target Options).

NOTE 10. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Years Ended
	June 30,
	2024	2023
Numerator:
Net loss	$(6,394,295)	$(28,563,283)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	16,681,234	13,929,135

Basic and diluted net loss per share	$(0.38)	$(2.05)

Potentially dilutive securities, on a weighted average basis, that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	At June 30, 2024	At June 30, 2023
Stock options	6,583,972	6,424,273
Warrants	837,500	837,500
Total	7,421,472	7,261,773

Stock options include 2,100,000 executive Target Options at June 30, 2024 and 2023, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 11. PROVISION FOR INCOME TAXES

The components of loss before provision for income taxes for the years ended June 30, 2024 and 2023 were as follows:

	For the Years ended June 30,
	2024	2023
Loss subject to domestic income taxes	$(4,195,185)	$(25,743,631)
Loss subject to foreign income taxes	(2,199,110)	(2,819,652)
Total loss	$(6,394,295)	$(28,563,283)

The Company recorded provision for foreign income taxes for the years ended June 30, 2024 and 2023 consists of the following:

	For the Years ended June 30,
	2024	2023
Current	$38,588	$0
Deferred	(38,588)	0
Total provision for income taxes	$0	$0

There was no current or deferred income tax provision for the years ended June 30, 2024 and 2023.

The reconciliation of taxes at the U.S. federal statutory rate to our provision for income taxes for the two years ended June 30, 2024 and 2023 were as follows:

	For the Years ended June 30,
	2024	2023
Statutory Federal income tax rate	(21.00)%	(21.00)%
State and Local taxes, net of Federal tax benefit	(10.15)%	(10.15)%
Stock based compensation expense (ISO)	3.46%	3.21%
Foreign tax rate differential	(4.00)%	(4.00)%
GAAP to Statutory	13.76%	(0)%
Change in valuation allowance	17.93%	31.94%
Income Taxes Provision	0.00%	0.00%

The Company had deferred tax assets as of June 30, 2024 and 2023 as follows:

	As of	As of
	June 30, 2024	June 30, 2023

Net-operating loss carryforward	$9,347,624	$9,243,620
Goodwill and intangible asset impairment	2,949,790	2,399,309
Stock based compensation	306,274	368,831
Other	1,610,589	1,025,503
Total Deferred Tax Assets	14,214,277	13,037,263
Valuation allowance	(14,175,689)	(13,037,263)
Deferred Tax Asset, Net	$38,588	$-

The Company has established a valuation allowance against the net U.S. deferred tax assets due to uncertainty regarding the ability to utilize these deferred tax assets in the future. At June 30, 2024, the Company had aggregate net operating loss carryforwards (“NOLs”) of approximately $85.05 million. Federal NOLs for the periods ending June 30, 2018 and prior ($2.88 million) begin to expire in 2037. Federal NOLs for the years ending June 30, 2019 through 2024 ($35.56 million) have no expiration. State NOLs for California and Virginia at June 30, 2024 of $24.19 million begin to expire in 2029. New York state NOLs at June 30, 2024 of $22.42 million have no expiration date

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. The Company has not completed a Section 382 analysis of stock ownership and its effect upon federal and state NOL carryforwards. Consequently, the Company’s NOL carryforwards may be subject to annual limitations under Section 382.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. As a result of the uncertainty in the realization of the Company’s deferred tax assets, the Company has provided a valuation allowance for the full amount of the deferred tax assets at June 30, 2024 and June 30, 2023.

The Company’s valuation allowance during the years ended June 30, 2024 and 2023 increased by approximately $1.14 million and $9.43 million, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Upon completion of its 2023 (for fiscal year ending June 30, 2024) U.S. income tax return, the Company may identify additional remeasurement adjustments. The Company will continue to assess its provision for income taxes as future guidance is issued, but does not currently anticipate significant revisions will be necessary.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized tax benefits for the years ended June 30, 2024 and 2023:

	For the Years ended June 30,
	2024	2023
Unrecognized tax benefit -beginning of year	$0	$0
Gross increases – prior year tax positions	0	0
Gross decreases – prior year tax positions	0	0
Gross increases – current year tax positions	38,588	0
Gross decreases – current year tax positions	0	0
Statute lapse	0	0
Unrecognized tax benefit – end of year	$38,588	$0

At June 30, 2024 and 2023, the total amount of unrecognized tax benefits of $38,588 and $0, respectively, if recognized for respective periods would favorably impact the Company’s effective tax rate. The Company does not expect a significant change in the total amount of unrecognized tax benefits within the next twelve months.

No interest and penalties were incurred or accrued for the years ended June 30, 2024 and 2023.

The Company files U.S., state and foreign tax returns with varying statutes of limitations. No examinations by U.S., state or foreign authorities are currently under way.

NOTE 12. RELATED PARTY TRANSACTIONS

Augmented Reality Investments Pty Ltd (“ARI”)

In March 2022, the Company lent to ARI, the entity from which the assets of AUGGD (see Notes 5) were bought, $0.25 million pursuant to a secured promissory note due March 31, 2024. The two owners of ARI were at the time the note was issued a then employee and non-employee advisor to the Company.

The note bore interest at the rate of 1% per annum and was secured by the borrower’s common shares of the Company. Any sales of said shares were to be used to prepay the note, unless otherwise agreed to by the Company.

The note and any accrued interest were extinguished in July 2022 (see Note 9).

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the years ended June 30, 2024 and 2023, of approximately $0.58 million and $0.60 million, respectively, which were included in cash flows from operating activities within the consolidated statements of cash flows. As of June 30, 2024, the Company’s operating leases have a weighted average remaining lease term of 1.13 years and weighted average discount rate of 8.43%.

The total rent expense for all operating leases for the years ended June 30, 2024 and 2023, was approximately $0.46 million and $0.54 million, respectively, with short-term leases making up an immaterial portion of such expenses.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities at June 30, 2024 are as follows:

Years Ended June 30,
2025	$400,000
2026	192,000
Total future minimum lease commitments, including short-term leases	592,000
Less: future minimum lease payments of short -term leases	(15,000)
Less: imputed interest	(33,000)
Present value of future minimum lease payments, excluding short term leases	$544,000

Current portion of operating lease liabilities	$365,000
Non-current portion of operating lease liabilities	179,000
Total operating lease liability	$544,000

Contingent Consideration for Acquisitions

Contingent consideration for acquisitions, consists of the following as of June 30, 2024 and, 2023 respectively (see Note 6):

	As of June 30,	As of June 30,
	2024	2023
S5D, current portion	$-	$1,908,800
BLI, current portion	1,431,761	2,957,700
XRT	35,714	254,291
Subtotal current portion	1,467,475	5,120,791
S5D, net of current portion	-	1,251,700
BLI, net of current portion	1,413,696	3,253,300
Total contingent consideration for acquisitions	$2,881,171	$9,625,791

Employee Bonus

During this fiscal year, a certain employee met the revenue threshold to earn a bonus payout and this was included in accrued non cash performance bonus in the consolidated balance sheet at June 30, 2023. This bonus was paid in February 2024 entirely in the form of Company common stock with a fair value of approximately $0.36 million. For the years ended June 30, 2024 and June 30, 2023, the fair value of this potential bonus decreased approximately zero and $0.55 million, respectively, due to a decrease in the Company’s common stock price between the measurement dates. This gain is included in sales and marketing expenses on the consolidated statement of operations.

Potential Future Distributions Upon Divestiture or Sale

In some instances, upon a divestiture or sale of a subsidiary company or capital raise into subsidiary company, the Company is contractually obligated to distribute a portion of the net proceeds or capital raise to the senior management team of the divested subsidiary company.

NOTE 14. SUBSEQUENT EVENTS

On September 3, 2024, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for the prior 30 consecutive business days, the Company no longer meets the minimum bid price requirement for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Marketplace rules, the Company has a period of 180 calendar days from September 3, 2024, or until March 3, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before March 3, 2025, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

The Company’s receipt of the notification letter has no immediate effect on the listing of the Company’s shares, which will continue to trade uninterrupted on Nasdaq under the ticker “VRAR”. In addition, it does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission. In order to regain compliance with the Minimum Bid Price Requirements, the Company and its Board of Directors are reviewing various potential measures. The Company is not considering a reverse stock split at this time.

