Form 10-Q
period 2024-09-30
Glimpse Group, Inc.
filed 2024-11-14
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Yes ☐ No ☒

As of November 7, 2024, the registrant had 18,174,217 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

2

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

3

THE GLIMPSE GROUP, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$1,413,794	$1,848,295
Accounts receivable	871,493	723,032
Deferred costs/contract assets	320,372	170,781
Prepaid expenses and other current assets	817,088	778,181
Total current assets	3,422,747	3,520,289

Equipment, net	146,728	167,325
Right-of-use assets, net	357,419	452,808
Intangible assets, net	362,326	487,867
Goodwill	10,857,600	10,857,600
Other assets	18,468	72,714
Total assets	$15,165,288	$15,558,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$221,366	$181,668
Accrued liabilities	320,669	340,979
Deferred revenue/contract liabilities	447,858	72,788
Lease liabilities, current portion	232,933	364,688
Contingent consideration for acquisitions, current portion	2,914,490	1,467,475
Total current liabilities	4,137,316	2,427,598

Long term liabilities
Contingent consideration for acquisitions, net of current portion	-	1,413,696
Lease liabilities, net of current portion	136,952	178,824
Total liabilities	4,274,268	4,020,118
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 18,166,217 and 18,158,217 issued and outstanding, respectively	18,166	18,158
Additional paid-in capital	74,926,319	74,559,600
Accumulated deficit	(64,053,465)	(63,039,273)
Total stockholders’ equity	10,891,020	11,538,485
Total liabilities and stockholders’ equity	$15,165,288	$15,558,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30,
	2024	2023
Revenue
Software services	$2,229,257	$3,012,071
Software license/software as a service	209,112	92,809
Total Revenue	2,438,369	3,104,880
Cost of goods sold	515,303	1,181,509
Gross Profit	1,923,066	1,923,371

Operating expenses:
Research and development expenses	1,120,522	1,680,787
General and administrative expenses	939,712	1,096,042
Sales and marketing expenses	738,875	813,742
Amortization of acquisition intangible assets	125,541	368,120
Goodwill impairment	-	379,038
Intangible asset impairment	-	513,891
Change in fair value of acquisition contingent consideration	33,319	(2,757,530)
Total operating expenses	2,957,969	2,094,090
Loss from operations before other income	(1,034,903)	(170,719)

Other income
Interest income	20,711	51,276
Net Loss	$(1,014,192)	$(119,443)

Basic and diluted net loss per share	$(0.06)	$(0.01)

Weighted-average shares used to compute basic and diluted net loss per share	18,164,217	14,730,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2024	18,158,217	$18,158	$74,559,600	$(63,039,273)	$11,538,485
Common stock and stock option based compensation expense	8,000	8	354,259	-	354,267
Stock option-based board of directors expense	-	-	12,460	-	12,460
Net loss	-	-	-	(1,014,192)	(1,014,192)
Balance as of September 30, 2024	18,166,217	$18,166	$74,926,319	$(64,053,465)	$10,891,020

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance as of July 1, 2023	14,701,929	$14,702	$67,854,108	$-	$(56,644,978)	$11,223,832
Common stock subscribed but unissued	-	-	-	2,984,001	-	2,984,001
Common stock issued to vendors	10,900	11	26,925	-	-	26,936
Common stock issued for exercise of options	8,819	9	(9)	-	-	-
Common stock issued to satisfy contingent acquisition obligations	35,714	36	127,109	-	-	127,145
Common stock and stock option based compensation expense	55,156	55	719,611	-	-	719,666
Stock option-based board of directors expense	-	-	74,101	-	-	74,101
Net loss	-	-	-	-	(119,443)	(119,443)
Balance as of September 30, 2023	14,812,518	$14,813	$68,801,845	$2,984,001	$(56,764,421)	$15,036,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,014,192)	$(119,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	155,594	398,923
Common stock and stock option based compensation for employees and board of directors	366,727	666,620
Accrued non cash performance bonus fair value adjustment	-	(388,734)
Acquisition contingent consideration fair value adjustment	33,319	(2,757,530)
Impairment of intangible assets	-	892,929
Issuance of common stock to vendors	-	26,936
Amortization of right-of-use assets	95,389	95,727

Changes in operating assets and liabilities:
Accounts receivable	(148,461)	251,407
Deferred costs/contract assets	(149,591)	1,834
Prepaid expenses and other current assets	(38,907)	(56,204)
Other assets	54,246	(1,505)
Accounts payable	39,698	(29,881)
Accrued liabilities	(20,310)	(230,124)
Deferred revenue/contract liabilities	375,070	(257,879)
Lease liabilities	(173,627)	(176,293)
Net cash used in operating activities	(425,045)	(1,683,217)
Cash flow from investing activities:
Purchases of equipment	(9,456)	(7,030)
Net cash used in investing activities	(9,456)	(7,030)
Cash flows provided by financing activities:
Cash provided by financing activities	-	-

Net change in cash and cash equivalents	(434,501)	(1,690,247)
Cash and cash equivalents, beginning of year	1,848,295	5,619,083
Cash and cash equivalents, end of period	$1,413,794	$3,928,836

Non-cash Investing and Financing activities:

Issuance of common stock for satisfaction of contingent liability	$-	$127,145
Issuance of common stock for non cash performance bonus	$-	$127,145
Lease liabilities arising from right-of-use assets	$-	$113,182
Common stock subscription receivable	$-	$2,984,001

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

The Company has incurred recurring losses since its inception, including a net loss of approximately $1.01 million for the three months ended September 30, 2024. In addition, as of September 30, 2024, the Company had an accumulated deficit of $64.05 million. While the Company’s cash flow has improved in recent months, its cash and cash equivalents as of September 30, 2024 may not be sufficient to fund operations and other commitments for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

Outside of potential revenue growth generated by the Company, in order to restore the going concern the Company may take actions which could include but are not limited to: further cost reductions, equity or debt financings and restructuring of potential future cash contingent acquisition liabilities. There is no assurance that these actions will be taken or be successful if pursued.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described.

Potential liquidity resources

Potential liquidity resources may include the further sale of common stock pursuant to the unused portion of the $100 million S-3 registration statement filed with the SEC on October 28, 2022. Such financing may not be available on terms favorable to the Company, or at all.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. NASDAQ LISTING NOTIFICATION

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

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2024, the results of operations for the three months ended September 30, 2024 and 2023, and cash flows for the three months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes to the interim condensed financial statements related to these periods are unaudited. The results for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2025 or for any subsequent periods. The condensed consolidated balance sheet at June 30, 2024 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2024.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The principal estimates relate to the valuation of allowance for doubtful accounts, stock options, warrants, revenue recognition, allocation of the purchase price of assets relating to business combinations, calculation of contingent consideration for acquisitions, fair value of intangible assets and goodwill impairment.

Cash and Cash Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments, that are both readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates, with maturities three months or less at the date of purchase.

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. We recognize accounts receivable at the amount we expect to collect from our customers. We provide an allowance for credit losses to reflect the estimated amount of accounts receivable that may not be collectible. We determine the allowance for credit losses through a combination of specific identification of troubled accounts, historical loss experience, industry trends, current market conditions, and customer creditworthiness. The allowance for credit losses is adjusted periodically to reflect changes in these factors. As of September 30 and June 30, 2024 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Customer Concentration and Credit Risk

Three customers accounted for approximately 65% (28%, 19% and 17%, respectively) of the Company’s accounts receivable at September 30, 2024. Two of the same customers and a different customer accounted for approximately 49% (21%, 16% and 12%, respectively) of the Company’s accounts receivable at June 30, 2024.

Two customers accounted for approximately 57% (29% and 28%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2024. One of the same customers and a different customer accounted for approximately 50% (33% and 17%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2023.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets (other than Goodwill)

Intangible assets include developed technology purchased. Intangible assets are stated at allocated cost less accumulated amortization and less impairments. Amortization is computed using the straight-line method over the estimated useful lives of the related assets. The Company reviews intangibles, being amortized, for impairment when current events indicate that the fair value may be less than the carrying value.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s condensed consolidated balance sheets as of September 30 and June 30, 2024. Contingent consideration has been recorded at its fair values using unobservable inputs and have included, at the time of acquisition, using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with, at times, the assistance of a third-party valuation specialist.

The Company’s other financial instruments consist primarily of accounts receivable, accounts payable, and other liabilities, and approximate fair value due to the short-term nature of these instruments.

Revenue Recognition

Nature of Revenues

The Company reports its revenues in two categories:

●	Software Services: VR, AR and Spatial Computing projects, solutions and consulting services.

●	Software License and Software-as-a-Service (“SaaS”): VR, AR or Spatial Computing software that is sold either as a license or as a SaaS subscription.

The Company applies the following steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

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

For distinct performance obligations recognized at a point in time, any unrecognized portion of revenue and any corresponding unrecognized expenses are presented as deferred revenue and deferred costs, respectively, in the accompanying condensed consolidated balance sheets. Contract assets include payroll costs and may include payments to consultants and vendors.

For distinct performance obligations recognized over time, the Company records a contract asset (costs in excess of billings) when revenue is recognized prior to invoicing, or a contract liability (billings in excess of costs) when revenue is recognized subsequent to invoicing.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of Revenue

The Company generated revenue for the three months ended September 30, 2024 and 2023 by delivering: (i) Software Services, consisting primarily of VR/AR/Spatial Computing software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR, AR and Spatial Computing software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

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

Timing of Revenue

The timing of revenue recognition for the years ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended
	September 30,
	2024	2023
Products and services transferred at a point in time	$2,183,830	$2,475,603
Products and services transferred/recognized over time	254,539	629,277
Total Revenue	$2,438,369	$3,104,880

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of September 30, 2024 and 2023, the Company had approximately $5.56 million and $1.07 million, respectively, in unfulfilled performance obligations.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the three months ended September 30, 2024 and 2023. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

PulpoAR, LLC (“Pulpo”)

During the three months ended September 30, 2023 a decision was made by the Company to divest the operations of its wholly owned subsidiary Pulpo due to poor revenue performance and non-strategic alignment. Accordingly, the fair value of intangible assets, including goodwill, originally recorded at the time of the purchase, were determined to be to be zero. The net assets of $0.89 million (consisting of intangible assets - technology with net book value of $0.51 million and goodwill of $0.38 million) were written-off and were included in goodwill impairment and intangible asset impairment on the condensed consolidated statement of operations for the three months year ended September 30, 2023.

For the three months ended September 30, 2023, Pulpo had revenue of $0.07 million and net loss of $0.25 million (exclusive of the goodwill and intangible asset impairment write-off), reported in the condensed consolidated statements of operations.

The divestiture did not have a material impact on the Company’s operations or financial results.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill as of September 30 and June 30, 2024 is as follows:

	As of September 30 and June 30, 2024
	XRT	BLI	Total
Goodwill	$300,000	$10,557,600	$10,857,600

Intangible assets, their respective amortization period, and accumulated amortization as of September 30 and June 30, 2024 are as follows:

	As of September 30, 2024
	Value ($)				Amortization Period (Years)
	XR Terra	BLI	inciteVR	Total
Intangible Assets
Technology	300,000	880,000	326,435	1,506,435	3
Less: Accumulated Amortization	(300,000)	(635,546)	(208,563)	(1,144,109)
Intangible Assets, net	$-	$244,454	$117,872	$362,326

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2024
	Value ($)				Amortization Period (Years)
	XR Terra	BLI	inciteVR	Total
Intangible Assets
Technology	300,000	880,000	326,435	1,506,435	3
Less: Accumulated Amortization	(274,995)	(562,214)	(181,359)	(1,018,568)
Intangible Assets, net	$25,005	$317,786	$145,076	$487,867

Intangible asset amortization expense for the three months ended September 30, 2024 and 2023 was approximately $0.13 million and $0.37 million, respectively.

Estimated intangible asset amortization expense for the remaining lives as of September 30, 2024 are as follows:

Years Ended June 30,
2025 (remaining 9 months)	$302,000
2026	$60,000

NOTE 7. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of September 30, and June 30, 2024, the Company’s cash and cash equivalents were as follows:

	As of September 30, 2024
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$214,394	$-		$214,394
Level 1:
Money market funds	1,199,400	-	$1,199,400	1,199,400
Total cash and cash equivalents	$1,413,794	$-	$1,199,400	$1,413,794

	As of June 30, 2024
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$109,659	$-		$109,659
Level 1:
Money market funds	1,738,636	-	$1,738,636	1,738,636
Total cash and cash equivalents	$1,848,295	$-	$1,738,636	$1,848,295

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration

As of September 30, and June 30, 2024, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at September 30, and June 30, 2024 using unobservable inputs, primarily internal revenue forecasts. Contingent consideration was valued at the time of acquisitions using unobservable inputs and have included using the Monte Carlo simulation model. This model incorporated revenue volatility, internal rate of return, and a risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance, at times, of a third-party valuation specialist.

As of September 30, 2024, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of September 30, 2024
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - BLI	1,264,200	-	1,650,290	2,914,490	2,914,490
Contingent consideration, current - XRT	-	(499,288)	499,288	-	-
Total contingent consideration, current portion	$1,264,200	$-	$1,650,290	$2,914,490	$2,914,490

Level 3:
Contingent consideration, non-current - BLI	6,060,700	(1,497,894)	(4,562,806)	-	-
Total contingent consideration, net of current portion	$6,060,700	$(1,497,894)	$(4,562,806)	$-	$-

Revenue projections for Brightline Interactive, LLC (“BLI”) are expected to trigger potential additional gross consideration of $3.0 million over the remainder of the contingent consideration payout period ending in July 2025, payable in cash. The possibility of achieving any remaining revenue targets to trigger additional consideration is remote. Accordingly, contingent consideration remaining for the BLI acquisition at September 30, 2024 is calculated at the present value of the estimated remaining $3.0 million cash discounted at risk-free interest rates from the estimated payment dates. The range of potential additional contingent consideration related to BLI in excess of the amounts reflected on the balance sheet at September 30, 2024 is zero to $10.0 million (which is considered remote and no provision is made for it), of which up to $7.5 million is in cash and the remainder in the form of Company common stock (with share conversion at a $7.00 per share floor price).

The change in fair value of contingent consideration for BLI for the three months ended September 30, 2024 was a non-cash expense of approximately $0.07 million included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations. This reflects the change in the time value of money related to the present value of payment calculation.

The change in fair value of contingent consideration for XR Terra, LLC (“XRT”) for the three months ended September 30, 2024 was a non-cash gain of approximately $0.04 million included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations. This reflects the reversal of the estimated final consideration payment related to the acquisition of XRT. The contingent consideration payout period ended September 2024.

As of June 30, 2024, the Company’s contingent consideration liabilities current and non-current balances were as follows:

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2024
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - BLI	$1,264,200	$-	$167,561	$1,431,761	$1,431,761
Contingent consideration, current - XRT	-	(499,288)	535,002	35,714	35,714
Total contingent consideration, current portion	$1,264,200	$(499,288)	$702,563	$1,467,475	$1,467,475

Level 3:
Contingent consideration, non-current - BLI	$6,060,700	$(1,497,894)	$(3,149,110)	$1,413,696	$1,413,696
Total contingent consideration, net of current portion	$6,060,700	$(1,497,894)	$(3,149,110)	$1,413,696	$1,413,696

Revenue projections for BLI are expected to trigger potential additional gross consideration of $3.0 million over the remainder of the contingent consideration payout period ending in July, 2025, payable in cash. The possibility of achieving any remaining revenue targets to trigger additional consideration is remote. Accordingly, contingent consideration remaining for the BLI acquisition at June 30, 204 is calculated at the present value of the estimated remaining $3.0 million cash discounted at risk-free interest rates from the estimated payment dates.

The contingent consideration related to XRT at June 30, 2024 represents an accrual for anticipated achievement of an additional revenue threshold though the end of the contingent consideration period September 2024.

The change in fair value of contingent consideration for the three months ended September 30, 2023 was a non-cash gain of approximately $2.76 million included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations. This was primarily driven by changes in the Company’s common stock price between the measurement dates and revisions to revenue projections for BLI and Sector 5 Digital, LLC (“S5D”).

NOTE 8. DEFERRED COSTS/CONTRACT ASSETS AND DEFERRED REVENUE/CONTRACT LIABILITIES

As of September and June 30, 2024, deferred costs/contract assets totaling $320,372 and $170,781, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($288,014 and $135,057, respectively), and costs in excess of billings under contracts not completed and recognized over time ($32,358 and $35,724, respectively). As of September and June 30, 2024, deferred revenue/contract liabilities, totaling $447,858 and $72,788, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($447,858 and $72,788, respectively), and billings in excess of costs under contracts not completed and recognized over time ($0 and $0 respectively).

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the reconciliation of the costs in excess of billings and billings in excess of costs for contracts recognized over time:

	As of September 30, 2024	As of June 30, 2024

Cost incurred on uncompleted contracts	$108,585	$106,035
Estimated earnings	99,773	105,689
Earned revenue	208,358	211,724
Less: billings to date	176,000	176,000
Billings in excess of costs, net	$32,358	$35,724

Balance Sheet Classification
Contract assets includes, costs and estimated earnings in excess of billings on uncompleted contracts	$32,358	$35,724
Contract liabilities includes, billings in excess of costs and estimated earnings on uncompleted contracts	-	-
Billings in excess of costs, net	$32,358	$35,724

NOTE 9. EQUITY

Securities Purchase Agreement (“SPA”)

On September 28, 2023, the Company entered into a SPA with certain institutional investors to sell 1,885,715 shares of common stock for approximately $3.30 million (at $1.75 per share). The Company realized net proceeds (after underwriting, professional fees and listing expenses) of $2.98 million on October 3, 2023. The net proceeds are recorded as a subscription receivable on the condensed consolidated statement of stockholders’ equity for the three months ended September 30, 2023.

The SPA shares were issued on October 3, 2023. Simultaneously, the exercise price on warrants to purchase 750,000 shares of common stock originally issued pursuant to a SPA entered into in November 2021 were repriced from $14.63 per share to $1.75 per share.

Common Stock Issued

Common stock issued to Employees as Compensation

During the three months ended September 30, 2024, the Company issued 8,000 shares of common stock to an employee as compensation and recorded share-based compensation of approximately $0.01 million in sales and marketing expenses on the condensed consolidated statement of operations.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2023, the Company issued approximately 55,000 shares of common stock to various employees as compensation and recorded share-based compensation of approximately $0.20 million in general and administrative and sales and marketing expenses on the condensed consolidated statement of operations.

Common stock issued to Vendors

During the three months ended September 30, 2023, the Company issued approximately 11,000 shares of common stock to various vendors for services performed and recorded share-based compensation of approximately $0.03 million, primarily in sales and marketing expenses on the condensed consolidated statement of operations.

Common stock issued for Exercise of Stock Options

During the three months ended September 30, 2023, the Company issued approximately 9,000 shares of common stock in cashless transactions upon exercise of the respective option grants and realized cash proceeds of zero.

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

Employee Stock-Based Compensation

Stock Option issuance to Executives

In February 2023, pursuant to the Equity Incentive Plan, the Company granted certain executive officers 2.20 million stock options as a long-term incentive. The options have an exercise price of $7.00 per share. 0.22 million of these options vest ratably over four years (“Initial Options”). The remainder (“Target Options”) vest in fixed amounts based on achieving various revenue or common stock prices within seven years of grant date. Given the Company’s current stock price and revenue, the Company views the achievement of the milestones that would trigger vesting of the Target Options as remote.

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 12.2 million common shares reserved for issuance. As of September 30, 2024, there were approximately 5.6 million shares available for issuance under the Plan. The shares available are after the granting of 1.98 million shares of executive Target Options.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan for the specific periods below are noted in the following table:

	For the Three Months Ended September 30,
	2024	2023
Weighted average expected terms (in years)	6.0	6.5
Weighted average expected volatility	99.5%	97.8%
Weighted average risk-free interest rate	4.4%	4.6%
Expected dividend yield	0.0%	0.0%

The grant date fair value for options granted during the three months ended September 30, 2024 and 2023 was approximately $0.10 million and $0.40 million, respectively.

The following is a summary of the Company’s stock option activity for the three months ended September 30, 2024 and 2023, excluding the executive Target Options:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2024	3,643,880	$3.95	6.5	$-
Options Granted	147,000	2.50	9.8	-
Options Exercised	-	-	0.0	-
Options Forfeited / Cancelled	(276,488)	4.15	8.5	-
Outstanding at September 30, 2024	3,514,392	$3.88	6.2	$-
Exercisable at September 30, 2024	1,979,073	$4.03	4.9	$-

The above table excludes executive Target Options: 1,980,000 granted, $7.00 exercise price, 8.4 remaining term in years, no intrinsic value. Vesting of these is considered remote.

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

The above table excludes executive Target Options: 2,100,000 granted (includes 120,000 attributable to an executive who resigned in July 2024), $7.00 exercise price, 9.7 remaining term in years, no intrinsic value. Vesting of these is considered remote.

The intrinsic value of stock options at September 30, 2024 and 2023 was computed using a fair market value of the common stock of $0.76 per share and $1.84 per share, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s stock option-based expense for the three months ended September 30, 2024 and 2023 consisted of the following:

	For the Three Months Ended
	September 30,
	2024	2023
Stock option-based expense:
Research and development expenses	$139,190	$271,129
General and administrative expenses	113,008	97,726
Sales and marketing expenses	94,068	153,424
Board option expense	12,460	74,101
Total	$358,726	$596,380

There is no expense included for the executive officers’ Target Options.

At September 30, 2024 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $2.06 million (excluding executive Target Options of $8.53 million) and is expected to be recognized over a weighted average period of 1.88 years (which excludes the executive Target Options).

NOTE 10. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	September 30,
	2024	2023
Numerator:
Net loss	$(1,014,192)	$(119,443)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	18,164,217	14,730,386

Basic and diluted net loss per share	$(0.06)	$(0.01)

Potentially dilutive securities, on a weighted average basis, that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	As of September 30, 2024	As of September 30, 2023
Stock options	5,994,282	7,853,151
Warrants	837,500	837,500
Total	6,831,782	8,690,651

Stock options include 1,980,000 and 2,100,000 executive Target Options as of June 30, 2024 and 2023, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the three months ended September 30, 2024 and 2023, of approximately $0.19 million and $0.20 million, respectively, which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. As of September 30, 2024, the Company’s operating leases have a weighted average remaining lease term of 1.03 years and weighted average discount rate of 8.56%.

The total rent expense for all operating leases for the three months ended September 30, 2024 and 2023, was approximately $0.11 million and $0.11 million, respectively, with short-term leases making up an immaterial portion of such expenses.

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from approximately 0 to 2 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company determined that none of its current leases are reasonably certain to renew.

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of September 30, 2024 are as follows:

Years Ended June 30,
2025 (9 remaining months)	217,000
2026	185,000
Total future minimum lease commitments, including short-term leases	402,000
Less: future minimum lease payments of short -term leases	(8,000)
Less: imputed interest	(24,000)
Present value of future minimum lease payments, excluding short term leases	$370,000

Current portion of operating lease liabilities	$233,000
Non-current portion of operating lease liabilities	137,000
Total operating lease liability	$370,000

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration for Acquisitions

Contingent consideration for acquisitions, consists of the following as of September 30 and June 30, 2024, respectively (see Note 7):

	As of September 30,	As of June 30,
	2024	2024
BLI, current portion	$2,914,490	$1,431,761
XRT	-	35,714
Subtotal current portion	2,914,490	1,467,475
BLI, net of current portion	-	1,413,696
Total contingent consideration for acquisitions	$2,914,490	$2,881,171

S5D has significantly underperformed revenue expectations that were employed to determine fair value at acquisition. The possibility of achieving any remaining revenue targets to trigger additional consideration is remote and all earned consideration has been paid. Accordingly, there is no future contingent consideration recorded related to the S5D acquisition as of September 30 and June 30, 2024. The range of potential additional contingent consideration related to S5D in excess of the amounts reflected on the balance sheet at September 30, 2024 is zero to $10.0 million (which is considered remote and no provision is made for it) in the form of Company common stock (with share conversion at a $7.00 per share floor price). The contingent consideration payout period ends January 2025.

The range of potential contingent consideration related to the previous divestiture of AUGGD assets at September 30, 2024 is zero to $0.20 million (which is considered remote and no provision is made for it) payable in the form of Company common stock (with share conversion at a $7.00 per share floor price). The contingent consideration payout period ends December 2024.

Potential Future Distributions Upon Divestiture or Sale

In some instances, upon a divestiture or sale of a subsidiary company or capital raise into subsidiary company, the Company is contractually obligated to distribute a portion of the net proceeds or capital raise to the senior management team of the divested subsidiary company.

NOTE 12. SUBSEQUENT EVENTS

As part of its previously announced strategic realignment around Spatial Core and divestiture of non-core assets, effective October 1, 2024, the Company divested the business of its wholly owned subsidiary company QReal, LLC (“QReal”) and its related operating entity GLIMPSE GROUP YAZILIM VE ARGE TİCARET ANONİM ŞİRKET (“Glimpse Turkey”) in a management buyout by the current General Manager of QReal (the “Divestiture”).

The Company does not expect material changes to its expected revenues for years ended June 30, 2025 and 2026.

The Company retains the revenues from QReal’s largest customer in full until such time that the Company has collected and retained $1.35 million net cash in the aggregate, after taking into account all related operating expenses and fees (the “Milestone”). After satisfaction of the Milestone, the Company will receive a monthly cash revenue share for a period of 18 months in relation to any revenues generated from this same customer.

The Company was issued a $1.56 million senior secured convertible note by the purchasing (“New”) entity. Principal payback is tied directly to revenue collected by New entity (separate from the Milestone). The note converts to New entity equity upon certain equity capital raising of New entity, as defined. In addition, the Company was issued a 10% equity stake in New entity.

The approximate assets and liabilities to be divested from this transaction included on the condensed consolidated balance sheet as of September 30, 2024 were $0.14 million and $0.10 million, respectively. It is estimated that the Company will record a loss of approximately $0.10 million on the transaction when the accounting is finalized in the quarter ended December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto, and related disclosures, as of and for the fiscal year ended June 30, 2024, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the Securities and Exchange Commission (the “SEC”). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” or “the Company,” refer to The Glimpse Group, Inc., a Nevada corporation and its entities.

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are an Immersive technology company, providing enterprise focused Virtual Reality (VR), Augmented Reality (AR) and Spatial Computing software and services. Glimpse’s operating entities are located primarily in the United States. We believe that we offer significant exposure to the rapidly growing and potentially transformative Immersive technology markets, while mitigating downside risk via our diversified model and ecosystem.

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

The Immersive technology industry is an early-stage technology industry with nascent markets. We believe that this industry has significant growth potential across verticals, may be transformative, and that our diversified ecosystem create important competitive advantages. We currently target a wide array of industry verticals, including but not limited to: Corporate Training, Education, Healthcare, Government & Defense, Branding/Marketing/Advertising, Retail, Media & Entertainment, Corporate Events and Social VR support groups and therapy. We focus primarily on the business-to-business (B2B) and business-to-business-to-consumer (B2B2C) segments and we are hardware agnostic.

In fiscal year 2024, we shifted our businesses focus to providing immersive technology solutions software and services (“Strategic Shift”) that are primarily driven by Spatial Computing, Cloud and Artificial Intelligence (AI), which we refer to as “Spatial Core.” While this transition is still ongoing, we believe that Spatial Core is a key differentiator, growth driver and competitive advantage for us.

At the time of this filing, we have approximately 45 full time employees, primarily software developers, engineers and 3D artists.

The Glimpse Group, Inc. was incorporated in June 2016 under the laws of the State of Nevada, and is headquartered in New York, New York.

Business Organization Chart (as of September 30, 2024):

THE GLIMPSE GROUP
brightline
Corporate & Government Simulations
Immersive Spatial Computing
SECTOR 5 DIGITAL
Enterprise Visualization
Immersive storytelling for the enterprise sector
GL GLIMPSE LEARNING
XR Learning Technology
Immersive Education, Training & Upskilling
FORETELL REALITY
Therapy, Universities & Training
Enhancing human interaction through Immersive experinces
QReal
Brands, Agencies & Retail
Life-like 3D models and AR experiences

Significant Transactions

Divestiture

Subsequent to period end, as part of our strategic realignment around Spatial Core and divestiture of non-core assets, on October 7, 2024 the Company announced that, effective on October 1, 2024, it had entered into an agreement to divest the business of its wholly owned subsidiary company QReal, LLC (“QReal”) and its related operating entity GLIMPSE GROUP YAZILIM VE ARGE TİCARET ANONİM ŞİRKET in a management buyout by then General Manager of QReal (the “Divestiture”).

Pursuant to the Divestiture, we retain the contract and resulting revenues from QReal’s largest customer in full until such time that we have collected and retained $1.35 million net cash in the aggregate, after taking into account all related operating expenses and fees (the “Milestone”). After satisfaction of the Milestone, we will receive a monthly cash revenue share for a period of 18 months in relation to any revenues generated from this same customer. In connection with the Divestiture, we were also issued (i) a $1.56 million senior secured convertible note in the new independent entity and (ii) a minority equity stake in the new independent entity. Principal payback on the senior secured convertible note is tied directly to revenue collected by the new entity (separate from the Milestone).

Financial Highlights for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023:

Summary P&L

	For the Three Months Ended
	September 30,		Change
	2024	2023	$	%
	(in millions)
Revenue	$2.44	$3.10	$(0.66)	-21%
Cost of Goods Sold	0.52	1.18	(0.66)	-56%
Gross Profit	1.92	1.92	-	0%
Total Operating Expenses	2.96	2.09	0.87	42%
Loss from Operations before Other Income	(1.04)	(0.17)	(0.87)	-512%
Other Income	0.02	0.05	(0.03)	60%
Net Loss	$(1.02)	$(0.12)	$(0.90)	-750%

Revenue

	For the Three Months Ended
	September 30,		Change
	2024	2023	$	%
	(in millions)
Software Services	$2.23	$3.01	$(0.78)	-26%
Software License/Software as a Service	0.21	0.09	0.12	133%
Total Revenue	$2.44	$3.10	$(0.66)	-21%

Total revenue for the three months ended September 30, 2024 was approximately $2.44 million compared to approximately $3.10 million for the three months ended September 30, 2023, a decrease of approximately 21%. The decrease reflects our Strategic Shift, which has resulted in a significant turnover in our historical customer base and the divestiture of, and consolidation of, several of our entities.

We break out our revenues into two main categories - Software Services and Software License.

●	Software Services revenues are primarily comprised of Immersive technology projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed Immersive technology software as licenses or as software-as-a-service (SaaS).

For the three months ended September 30, 2024, Software Services revenue was approximately $2.23 million compared to approximately $3.01 million for the three months ended September 30, 2023, a decrease of approximately 26%. The decrease reflects our Strategic Shift and the divestiture of, and consolidation of, several of our entities.

For the three months ended September 30, 2024, Software License revenue was approximately $0.21 million compared to approximately $0.09 million for the three months ended September 30, 2023. The increase was due to the addition of one significant customer in 2024.

Customer Concentration

Two customers accounted for approximately 57% (29% and 28%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2024. One of the same customers and a different customer accounted for approximately 50% (33% and 17%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2023.

Gross Profit

	For theThree Months Ended
	September 30,		Change
	2024	2023	$	%
	(in millions)
Revenue	$2.44	$3.10	$(0.66)	-21%
Cost of Goods Sold	0.52	1.18	(0.66)	-56%
Gross Profit	1.92	1.92	-	0%
Gross Profit Margin	79%	62%

Gross profit was approximately 79% for the three months ended September 30, 2024 compared to approximately 62% for the three months ended September 30, 2023. The increase was driven by our Strategic Shift, which is less reliant on outside contractors’ costs and higher Software License revenues.

For the three months ended September 30, 2024 and 2023, internal staffing was approximately $0.43 million (83% of total cost of goods sold) and approximately $0.65 million (55% of total cost of goods sold), respectively. The increase in internal staffing as a percentage of total cost of goods sold was due to our Strategic Shift.

Operating Expenses

	For theThree Months Ended
	September 30,		Change
	2024	2023	$	%
	(in millions)
Research and development expenses	$1.12	$1.68	$(0.56)	-33%
General and administrative expenses	0.94	1.10	(0.16)	-15%
Sales and marketing expenses	0.74	0.81	(0.07)	-9%
Amortization of acquisition intangible assets	0.13	0.37	(0.24)	-65%
Intangible asset impairment	-	0.89	(0.89)	N/A
Change in fair value of acquisition contingent consideration	0.03	(2.76)	2.79	-101%
Total Operating Expenses	$2.96	$2.09	$0.87	42%

Operating expenses for the three months ended September 30, 2024 were approximately $2.96 million compared to approximately $2.09 million for the three months ended September 30, 2023, an increase of approximately 42%. The increase reflects expense reductions driven by reduced revenue and non-strategic business divestitures more than offset by the non-cash 2023 gain in change in fair value of acquisition contingent consideration not occurring in 2024.

Research and Development

Research and development expenses for the three months ended September 30, 2024 were approximately $1.12 million compared to approximately $1.68 million for the three months ended September 30, 2023, a decrease of approximately 33%. This decrease represents expense reductions, primarily headcount related, driven by reduced revenue and non-strategic business divestitures.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 were approximately $0.94 million compared to approximately $1.10 million for the three months ended September 30, 2023, a decrease of approximately 15%. The decrease was driven by headcount reductions along with reduced corporate overhead expenses.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2024 were approximately $0.74 million compared to approximately $0.81 million for the three months ended September 30, 2023, a decrease of approximately 9%. This decrease represents expense reductions, primarily headcount related, driven by reduced revenue and non-strategic business divestitures. This is partially offset by a 2023 non-cash gain in the change in fair value of stock-based incentive compensation not occurring in 2024.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the three months ended September 30, 2024 was approximately $0.13 million compared to approximately $0.37 million for the three months ended September 30, 2023, a decrease of approximately 65%. The decrease is attributable to the write off in the prior fiscal year of certain customer relationship intangible assets and divestiture of a certain entity.

Intangible Asset Impairment

Intangible asset impairment for the three months ended September 30, 2024 was zero compared to approximately $0.89 million for the three months ended September 30, 2023. The 2023 impairment represents the write-off of goodwill and the net intangible asset - technology attributable to the divestiture a certain entity.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the three months ended September 30, 2024 was a expense of approximately $0.03 million compared to a gain of approximately $2.76 million for the three months ended September 30, 2023. The expense for the three months ended September 30, 2024 represents the change in the present value of BLI cash contingent consideration. The gain in 2023 was driven by a decrease in the common stock price of Glimpse between measurement dates related to BLI and S5D contingent consideration measured in Company stock.

Net Loss

Net loss for the three months ended September 30, 2024 and 2023 was approximately $1.02 million and $0.12 million, respectively, a loss increase of approximately $0.90 million. This reflects the 2023 non-cash gain in the change in fair value of acquisition contingent consideration not occurring in 2024 partially offset by expense reductions driven by reduced revenue and non-strategic business divestitures.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles (“GAAP”), as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income (loss), operating income (loss), and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the aforementioned non-GAAP financial measures in planning, forecasting and analyzing future periods.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,
	2024	2023
	(in millions)
Net loss	$(1.02)	$(0.12)
Depreciation and amortization	0.16	0.40
EBITDA income (loss)	(0.86)	0.28
Stock based compensation and vendor expenses	0.37	0.69
Change in fair value of acquisition contingent consideration	0.03	(2.76)
Change in fair value of accrued performance bonus	-	(0.39)
Intangible asset impairment	-	0.89
Adjusted EBITDA loss	$(0.46)	$(1.29)

Adjusted EBITDA loss was $0.46 million for the three months ended September 30, 2024 compared to $1.29 million loss for the three months ended September 30, 2023. This improvement reflects expense reductions, primarily headcount related, driven by reduced revenue and non-strategic business divestitures.

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

The Company has incurred recurring losses since its inception, including a net loss of $1.02 million for the three months ended September 30, 2024. In addition, as of September 30, 2024, the Company had an accumulated deficit of $64.05 million. While the Company has been reducing its expense base, it expects to continue to generate negative cash flow for the foreseeable future. The Company expects that its cash and cash equivalents as of September 30, 2024 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements and the Company will need to obtain additional funding. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

Outside of potential revenue growth generated by the Company, in order to alleviate the going concern the Company may take actions which could include, but are not limited to, further cost reductions, equity or debt financings and restructuring of potential future cash contingent acquisition liabilities. There is no assurance that these actions will be taken or be successful if pursued.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described.

Potential liquidity resources

Potential liquidity resources may include the further sale of common stock pursuant to the unused portion of the Company’s $100 million S-3 registration statement filed with the SEC on October 28, 2022 (subject to SEC I.B.6 or “baby shelf” limitations). Such financing may not be available on terms favorable to the Company, or at all.

Liquidity and Capital Resources

	For the Three Months Ended
	September 30,		Change
	2024	2023	$	%
	(in millions)
Net cash used in operating activities	$(0.42)	$(1.68)	$1.26	75%
Net cash used in investing activities	(0.01)	(0.01)	-	%
Net decrease in cash and cash equivalents	(0.43)	(1.69)	1.26	-75%
Cash and cash equivalents, beginning of year	1.84	5.62	(3.78)	-67%
Cash and cash equivalents, end of period	$1.41	$3.93	$(2.52)	-64%

Operating Activities

Net cash used in operating activities was approximately $0.42 million for the three months ended September 30, 2024, compared to approximately $1.68 million during the three months ended September 30, 2023, an improvement of approximately $1.26 million. This was driven by expense reductions, primarily headcount related, driven by reduced revenue and non-strategic business divestitures.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2024 was approximately $0.01 million, consistent compared to the 2023 period.

Financing Activities

None

Capital Resources

As of September 30, 2024, the Company had cash and cash equivalents of $1.41 million, plus $0.87 million of accounts receivable.

As of September 30, 2024, the Company had no outstanding debt obligations.

As of September 30, 2024, the Company had no issued and outstanding preferred stock.

As of September 30, 2024, contingent consideration for acquisition liabilities contains cash components ranging up to $3.0 million, potentially payable through September 2025 contingent on BLI achieving certain revenue milestones.

Recently Adopted Accounting Pronouncements

Please see Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q that describes the impact, if any, from the adoption of recent accounting pronouncements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

During the period ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Equity Securities

During the three months ended September 30, 2024, the Company issued 8,000 shares of common stock for:

	Number of Shares	Cash Proceeds	Value of Shares
Employee compensation	8,000	$0	$8,000

Please refer to Note 9 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The foregoing transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November, 2024.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer
(Principal Financial Officer)

