Form 10-Q
period 2024-12-31
Glimpse Group, Inc.
filed 2025-02-13
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 10, 2025, the registrant had 21,043,756 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

2

THE GLIMPSE GROUP, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$8,445,288	$1,848,295
Accounts receivable	1,391,879	723,032
Deferred costs/contract assets	222,784	170,781
Notes receivable	124,900	-
Prepaid expenses and other current assets	678,424	778,181
Total current assets	10,863,275	3,520,289

Equipment and leasehold improvements, net	73,244	167,325
Right-of-use assets, net	187,688	452,808
Intangible assets, net	261,789	487,867
Goodwill	10,857,600	10,857,600
Other assets	11,100	72,714
Total assets	$22,254,696	$15,558,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$295,776	$181,668
Accrued liabilities	633,355	340,979
Deferred revenue/contract liabilities	263,347	72,788
Lease liabilities, current portion	143,929	364,688
Contingent consideration for acquisitions, current portion	2,942,651	1,467,475
Total current liabilities	4,279,058	2,427,598

Long term liabilities
Contingent consideration for acquisitions, net of current portion	-	1,413,696
Lease liabilities, net of current portion	57,690	178,824
Total liabilities	4,336,748	4,020,118
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 20,272,006 and 18,158,217 issued and outstanding, respectively	20,272	18,158
Additional paid-in capital	81,925,269	74,559,600
Accumulated deficit	(64,027,593)	(63,039,273)
Total stockholders’ equity	17,917,948	11,538,485
Total liabilities and stockholders’ equity	$22,254,696	$15,558,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2024	2023	2024	2023
Revenue
Software services	$3,129,108	$2,032,272	$5,358,365	$5,044,343
Software license/software as a service	39,826	44,153	248,938	136,962
Total Revenue	3,168,934	2,076,425	5,607,303	5,181,305
Cost of goods sold	1,144,007	655,509	1,659,310	1,837,018
Gross Profit	2,024,927	1,420,916	3,947,993	3,344,287
Operating expenses:
Research and development expenses	659,699	1,391,883	1,780,222	3,072,670
General and administrative expenses	845,381	1,045,085	1,782,660	2,141,236
Sales and marketing expenses	384,223	765,116	1,123,098	1,578,858
Amortization of acquisition intangible assets	100,536	291,036	226,077	659,156
Goodwill impairment	-	-	-	379,038
Intangible asset impairment	-	8,275	-	522,166
Change in fair value of acquisition contingent consideration	28,161	(1,268,014)	61,480	(4,025,544)
Total operating expenses	2,018,000	2,233,381	4,973,537	4,327,580
Income (loss) from operations before other income	6,927	(812,465)	(1,025,544)	(983,293)

Other income
Interest income	18,945	74,098	37,224	125,483
Net Income (loss)	$25,872	$(738,367)	$(988,320)	$(857,810)

Basic net income (loss) per share	$0.00	$(0.04)	$(0.05)	$(0.05)
Diluted net income (loss) per share	$0.00	$(0.04)	$(0.05)	$(0.05)

Weighted-average shares used to compute basic net income (loss) per share	18,361,274	16,668,740	18,262,745	15,699,563
Weighted-average shares used to compute diluted net income (loss) per share	24,521,976	16,668,740	18,262,745	15,699,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of October 1, 2024	18,166,217	$18,166	$74,926,319	$(64,053,465)	$10,891,020
Common stock and stock option based compensation expense	8,000	8	28,037	-	28,045
Stock option-based board of directors expense	-	-	12,459	-	12,459
Common stock issued for exercise of options	7,789	8	(8)	-	-
Common stock issued in Securities Purchase Agreement and prefunded warrants, net	1,990,000	1,990	6,783,562	-	6,785,552
Common stock issued for exercise of warrants	100,000	100	174,900	-	175,000
Net income	-	-	-	25,872	25,872
Balance as of December 31, 2024	20,272,006	$20,272	$81,925,269	$(64,027,593)	$17,917,948

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of July 1, 2024	18,158,217	$18,158	$74,559,600	$(63,039,273)	$11,538,485
Common stock and stock option based compensation expense	16,000	16	382,296	-	382,312
Stock option-based board of directors expense	-	-	24,919	-	24,919
Common stock issued for exercise of options	7,789	8	(8)	-	-
Common stock issued in Securities Purchase Agreement and prefunded warrants, net	1,990,000	1,990	6,783,562	-	6,785,552
Common stock issued for exercise of warrants	100,000	100	174,900	-	175,000
Net loss	-	-	-	(988,320)	(988,320)
Balance as of December 31, 2024	20,272,006	$20,272	$81,925,269	$(64,027,593)	$17,917,948

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

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(988,320)	$(857,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	272,615	720,458
Common stock and stock option based compensation for employees and board of directors	407,231	1,135,048
Net gain on divestiture of subsidiaries	(1,397,066)	(1,000,000)
Reserve on note received in connection with divestiture of subsidiaries	1,500,000	1,000,000
Gain on office lease termination	(34,660)	-
Accrued non cash performance bonus fair value adjustment	-	(551,234)
Acquisition contingent consideration fair value adjustment	61,480	(4,025,544)
Impairment of intangible assets	-	901,204
Issuance of common stock to vendors	-	73,282
Adjustment to operating lease right-of-use assets and liabilities	(41,787)	(89,376)

Changes in operating assets and liabilities:
Accounts receivable	(668,847)	208,052
Deferred costs/contract assets	(52,003)	81,560
Loans receivable	(40,900)	-
Prepaid expenses and other current assets	99,757	(99,231)
Other assets	5,349	(1,507)
Accounts payable	114,108	(180,077)
Accrued liabilities	295,521	(343,474)
Deferred revenue/contract liabilities	214,369	(329,531)
Net cash used in operating activities	(253,153)	(3,358,180)
Cash flow from investing activities:
Purchase of leasehold improvements and equipment	(26,406)	(8,751)
Net cash used in investing activities	(26,406)	(8,751)
Cash flows provided by financing activities:
Proceeds from securities purchase agreement, net	6,785,552	2,968,501
Proceeds from exercise of warrants	175,000	-
Issuance of note receivable	(84,000)	-
Cash provided by financing activities	6,876,552	2,968,501

Net change in cash and cash equivalents	6,596,993	(398,430)
Cash and cash equivalents, beginning of year	1,848,295	5,619,083
Cash and cash equivalents, end of period	$8,445,288	$5,220,653

Non-cash Investing and Financing activities:

Issuance of common stock for satisfaction of contingent liability	$-	$127,145
Issuance of common stock for non cash performance bonus	$-	$127,145
Lease liabilities arising from right-of-use assets	$20,344	$113,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

The Glimpse Group, Inc. (“Glimpse”, the “Company”) is an Immersive technology company, providing Virtual Reality (“VR”), Augmented Reality(“AR”) and Spatial Computing software and services. Glimpse’s operating entities are located in the United States. The Company was incorporated in the State of Nevada in June 2016.

Glimpse’s unique business model builds scale and a robust ecosystem, while simultaneously providing investors an opportunity to invest directly into this emerging industry via a diversified platform.

The Company completed an initial public offering (“IPO”) of its common stock on the Nasdaq Capital Market Exchange on July 1, 2021, under the ticker VRAR.

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

In December 2024, the Company completed a Securities Purchase Agreement (“SPA”) with an institutional investor selling 1.99 million shares of common stock and prefunded warrants to purchase up to 0.76 million shares of common stock that resulted in total net cash proceeds to the Company of $6.79 million. See Note 10.

As of the date that this financial statement was issued, the Company’s cash position was approximately $8.6 million, accounts receivable was approximately $0.80 million, contracted revenue backlog to be collected within one year was approximately $4.5 million, and the only non-operational liability is the potential $3.0 million cash payment of contingent consideration related to the Brightline Interactive, LLC (“BLI”) acquisition. As part of its previously announced strategic realignment around Spatial Computing and divestiture of non-core assets, net cash provided by operating activities was approximately $0.17 million for the three months ended December 31, 2024 and is expected to continue to be positive over the next twelve months. As such, the Company believes that it is sufficiently funded to meet its operational plan and future obligations beyond the 12-month period from the date that these financial statements were issued.

Given the above, doubt about the Company’s ability to continue as a going concern was alleviated and the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

NOTE 3. NASDAQ LISTING NOTIFICATION

On December 24, 2024, the Company received written notice from the Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it had regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. This closes the matter that originated on September 3, 2024.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2024, the results of operations for the three and six months ended December 31, 2024 and 2023, and cash flows for the six months ended December 31, 2024 and 2023. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2025 or for any subsequent periods. The consolidated balance sheet at June 30, 2024 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2024.

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

Accounts Receivable

Accounts receivable consists primarily of amounts due from customers under normal trade terms. We recognize accounts receivable at the amount we expect to collect from our customers. We provide an allowance for credit losses to reflect the estimated amount of accounts receivable that may not be collectible. We determine the allowance for credit losses through a combination of specific identification of troubled accounts, historical loss experience, industry trends, current market conditions, and customer creditworthiness. The allowance for credit losses is adjusted periodically to reflect changes in these factors. As of December 31 and June 30, 2024 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Customer Concentration and Credit Risk

Three customers accounted for approximately 80% (56%, 14% and 10%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2024. Two of the same customers accounted for approximately 65% (44% and 21%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2024. One customer accounted for approximately 28% of the Company’s total gross revenues during the three months ended December 31, 2023. No other customer accounted for 10% or greater of gross revenue during the period. The same customer and another customer accounted for approximately 44% (22% and 22%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2023.

Five customers accounted for approximately 89% (30%, 25%, 12%, 11% and 11%, respectively) of the Company’s accounts receivable at December 31, 2024. Two of the same customers and a different customer accounted for approximately 50% (22%, 16% and 12%, respectively) of the Company’s accounts receivable at June 30, 2024.

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

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s consolidated balance sheets as of December 31 and June 30, 2024. Contingent consideration has been recorded at its fair values using unobservable inputs and have included using the Monte Carlo simulation option pricing framework, incorporating contractual terms and assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with, at times, the assistance of a third-party valuation specialist.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The Company generated revenue for the three and six months ended December 31, 2024 and 2023 by delivering: (i) Software Services, consisting primarily of VR/AR/Spatial Computing software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR, AR and Spatial Computing software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

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

Timing of Revenue

The timing of revenue recognition for the three and six months ended December 31, 2024 and 2023 was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Products and services transferred at a point in time	$3,080,816	$1,601,684	$5,264,646	$4,077,287
Products and services transferred/recognized over time	88,118	474,741	342,657	1,104,018
Total Revenue	$3,168,934	$2,076,425	$5,607,303	$5,181,305

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

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of December 31, 2024 and 2023, the Company had approximately $4.56 million and $1.06 million, respectively, in unfulfilled performance obligations.

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

Other Significant Accounting Policies

There have been no material changes to other significant accounting policies from those detailed in audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2024.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. QREAL AND GLIMPSE TURKEY DIVESTITURE

As part of its previously announced strategic realignment around Spatial Core and divestiture of non-core assets, effective October 1, 2024, the Company divested the business of its wholly owned subsidiary company QReal, LLC (“QReal”) and its related operating entity GLIMPSE GROUP YAZILIM VE ARGE TICARET ANONIM SIRKET (“Glimpse Turkey”) in a management buyout by the General Manager of QReal.

The Company does not expect material changes to its expected revenues for years ended June 30, 2025 and 2026. The Company retains the revenues from QReal’s largest customer in full, until such time that the Company has collected and retained $1.35 million net cash in the aggregate, after taking into account all related operating expenses and fees (the “Milestone”). After satisfaction of the Milestone, the Company will receive a monthly cash revenue share for a period of 18 months in relation to any revenues generated from this same customer.

The assets, as defined, of Qreal/Glimpse Turkey, were sold in return for a $1.56 million senior secured convertible note from the purchasing (“New”) entity and a 10% equity stake in New entity. Principal payback of the note is tied directly to revenue collected by New entity (separate from the Milestone). The note converts to New entity equity upon certain equity capital raising of New entity, as defined. The Company accounts for the investment in New entity at cost ($100) because the Company does not control or have significant influence over the investment.

The Company recorded a non cash gain on the divestiture of approximately $1.40 million which is included in general and administrative expenses on the condensed consolidated statement of operations for the three and six months ended December 31, 2024. The Company has also fully reserved against the note as collectability is considered remote and recorded a loan loss reserve of $1.50 million in general and administrative expenses on the condensed statement of operations for the three and six months ended December 31, 2024. The note reserve fully offsets the gain on divestiture detailed above.

Revenue from the divested business that is not being retained going forward was approximately $0.07 million and $0.13 million for the three and six months ended December 31, 2024, and approximately $0.07 million and $0.16 million for the three and six months ended December 31, 2023. The Company anticipates operational cost savings from the divestiture after only retaining direct expenses related to the retained QReal largest customer.

Pursuant to the original acquisition of QReal by the Company in 2016, upon sale of the entity the original sellers are due 8% (“economic interest”) of the Milestone proceeds. As the achievement of the Milestone is uncertain, liability for these payments will be recorded as actual Milestone proceeds occur. The Company recorded an expense of approximately $0.01 million related to the economic interest in general and administrative expense on the condensed consolidated statement of operations for the three and six months ended December 31, 2024.

NOTE 6. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

PulpoAR, LLC (“Pulpo”)

During the six months ended December 31, 2023 the Company divested the operations of its wholly owned subsidiary Pulpo due to poor revenue performance and non-strategic alignment.

Accordingly, the fair value of intangible assets, including goodwill, originally recorded at the time of the purchase, were determined to be to be zero. The net assets of $0.90 million (consisting of intangible assets - technology with net book value of $0.52 million and goodwill of $0.38 million) were written-off and were included in goodwill impairment and intangible asset impairment on the condensed consolidated statement of operations for the six months year ended December 31, 2023.

The assets, as defined, of Pulpo, were sold to an independent entity in return for a 10% interest in said entity and a $1.0 million note. The Company recorded a non cash $1.0 million gain on divestiture, which is included in general and administrative expenses on the condensed consolidated statement of operations for the three and six months ended December 31, 2023. The Company has fully reserved against the Note as collectability is considered remote and recorded a loan loss reserve against the note in general and administrative expenses on the condensed statement of operations for the three and six months ended December 31, 2023. This fully offsets the gain on divestiture detailed above.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended December 31, 2023, Pulpo had revenue of $0 and $0.07 million, respectively, and net losses of $0.17 million and $0.43 million, respectively (exclusive of the goodwill and intangible asset impairment write-off), reported in the condensed consolidated statements of operations.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill at December 31 and June 30, 2024 is as follows:

	At December 31 and June 30, 2024
	XRT	BLI	Total
Goodwill	$300,000	$10,557,600	$10,857,600

Intangible assets, their respective amortization period, and accumulated amortization at December 31 and June 30, 2024 are as follows:

	At December 31, 2024
	Value ($)				Amortization Period (Years)
	XR Terra	BLI	Glimpse Learning	Total
Intangible Assets
Technology	300,000	880,000	326,435	1,506,435	3
Less: Accumulated Amortization	(300,000)	(708,878)	(235,768)	(1,244,646)
Intangible Assets, net	$-	$171,122	$90,667	$261,789

	As of June 30, 2024
	Value ($)				Amortization Period (Years)
	XR Terra	BLI	Glimpse Learning	Total
Intangible Assets
Technology	300,000	880,000	326,435	1,506,435	3
Less: Accumulated Amortization	(274,995)	(562,214)	(181,359)	(1,018,568)
Intangible Assets, net	$25,005	$317,786	$145,076	$487,867

Intangible asset amortization expense for the three and six months ended December 31, 2024 was approximately $0.10 million and $0.23 million, respectively. Intangible asset amortization expense for the three and six months ended December 31, 2023 was approximately $0.29 million and $0.66 million, respectively.

Estimated intangible asset amortization expense as of December 31, 2024 for the remaining lives are as follows:

Years Ended June 30,
2025 (remaining 6 months)	$201,570
2026	$60,219

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of December 31, and June 30, 2024, the Company’s cash and cash equivalents were as follows:

	As of December 31, 2024
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$208,030	$-		$208,030
Level 1:
Money market funds	8,237,258	-	$8,237,258	8,237,258
Total cash and cash equivalents	$8,445,288	$-	$8,237,258	$8,445,288

	As of June 30, 2024
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$109,659	$-		$109,659
Level 1:
Money market funds	1,738,636	-	$1,738,636	1,738,636
Total cash and cash equivalents	$1,848,295	$-	$1,738,636	$1,848,295

Contingent Consideration

As of December 31, and June 30, 2024, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at December 31, and June 30, 2024 using unobservable inputs, primarily internal revenue forecasts. Contingent consideration was valued at the time of acquisitions using unobservable inputs and have included using the Monte Carlo simulation model. This model incorporated revenue volatility, internal rate of return, and a risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance, at times, of a third-party valuation specialist.

As of December 31, 2024, the Company’s contingent consideration liabilities, current and non-current balances were as follows:

	As of December 31, 2024
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - BLI	1,264,200	-	1,678,451	2,942,651	2,942,651
Contingent consideration, current - XRT	-	(499,288)	499,288	-	-
Total contingent consideration, current portion	$1,264,200	$-	$1,678,451	$2,942,651	$2,942,651

Level 3:
Contingent consideration, non-current - BLI	6,060,700	(1,497,894)	(4,562,806)	-	-
Total contingent consideration, net of current portion	$6,060,700	$(1,497,894)	$(4,562,806)	$-	$-

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue projections for BLI are expected to trigger potential additional gross consideration of $3.0 million over the remainder of the contingent consideration payout period ending on July 31, 2025, payable in cash. The possibility of achieving any remaining revenue targets to trigger additional consideration is remote. Accordingly, contingent consideration remaining for the BLI acquisition at December 31, 2024 is calculated at the present value of the estimated remaining $3.0 million cash discounted at risk-free interest rates from the estimated payment dates. The range of potential additional contingent consideration related to BLI in excess of the amounts reflected on the balance sheet at December 31, 2024 is zero to $10.0 million (which is considered remote and no provision is made for it), of which up to $7.5 million is in cash and the remainder in the form of Company common stock (with share conversion at a $7.00 per share floor price).

The change in fair value of contingent consideration for BLI for the three and six months ended December 31, 2024 was a non-cash expense of approximately $0.03 million and $0.10 million, respectively, included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations. This reflects the change in the time value of money related to the present value of payment calculation dates.

The change in fair value of contingent consideration for XR Terra, LLC (“XRT”) for the six months ended December 31, 2024 was a non-cash gain of approximately $0.04 million included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations. This reflects the reversal of the estimated final consideration payment related to the acquisition of XRT. The contingent consideration payout period ended September 2024.

As of June 30, 2024, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of June 30, 2024
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - BLI	$1,264,200	$-	$167,561	$1,431,761	$1,431,761
Contingent consideration, current - XRT	-	(499,288)	535,002	35,714	35,714
Total contingent consideration, current portion	$1,264,200	$(499,288)	$702,563	$1,467,475	$1,467,475

Level 3:
Contingent consideration, non-current - BLI	$6,060,700	$(1,497,894)	$(3,149,110)	$1,413,696	$1,413,696
Total contingent consideration, net of current portion	$6,060,700	$1,497,894	$3,149,110	$1,413,696	$1,413,696

Revenue projections for BLI are expected to trigger potential additional gross consideration of $3.0 million over the remainder of the contingent consideration payout period ending in July 31, 2025, payable in cash. The possibility of achieving any remaining revenue targets to trigger additional consideration is remote. Accordingly, contingent consideration remaining for the BLI acquisition at June 30, 204 is calculated at the present value of the estimated remaining $3.0 million cash discounted at risk-free interest rates from the estimated payment dates.

The contingent consideration related to XRT at June 30, 2024 represents an accrual for anticipated achievement of an additional revenue threshold though the end of the contingent consideration period September 2024.

The change in fair value of contingent consideration for the three and six months ended December, 2023 was a non-cash gain of approximately $1.27 million and $4.03 million, respectively, included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations. This was primarily driven by changes in the Company’s common stock price between the measurement dates and revisions to revenue projections for BLI and Sector 5 Digital, LLC (“S5D”).

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEFERRED COSTS/CONTRACT ASSETS AND DEFERRED REVENUE/CONTRACT LIABILITIES

As of December 31 and June 30, 2024, deferred costs/contract assets totaling $222,784 and $170,781, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($222,784 and $135,057, respectively), and costs in excess of billings under contracts not completed and recognized over time ($0 and $35,724, respectively). As of December 31 and June 30, 2024, deferred revenue/contract liabilities, totaling $263,347 and $72,788, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($263,347 and $72,788, respectively), and billings in excess of costs under contracts not completed and recognized over time ($0 and $0 respectively).

The following table shows the reconciliation of the costs in excess of billings and billings in excess of costs for contracts recognized over time:

	As of December 31, 2024	As of June 30, 2024

Cost incurred on uncompleted contracts	$-	$106,035
Estimated earnings	-	105,689
Earned revenue	-	211,724
Less: billings to date	-	176,000
Billings in excess of costs, net	$-	$35,724

Balance Sheet Classification
Contract assets includes, costs and estimated earnings in excess of billings on uncompleted contracts	$-	$35,724
Contract liabilities includes, billings in excess of costs and estimated earnings on uncompleted contracts	-	-
Billings in excess of costs, net	$-	$35,724

NOTE 10. EQUITY

Securities Purchase Agreements (“SPA”)

SPA 2024

On December 23, 2024, the Company completed a SPA with an institutional investor selling 1,990,000 shares of common stock at $2.65 per share and prefunded warrants to purchase up to 760,000 shares of common stock at $2.649 per warrant (which is convertible to one share of common stock on a one for one basis). The prefunded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and may be exercised at any time until exercised in full (see Note 13).

The Company realized total net proceeds (after underwriting and professional fees) of $6.79 million from the SPA 2024.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPA 2023

On October 2023, the Company completed a SPA with certain institutional investors selling 1,885,715 shares of common stock for approximately $3.30 million (at $1.75 per share). The Company realized net proceeds (after underwriting, professional fees and listing expenses) of $2.97 million.

Simultaneously, the exercise price on warrants to purchase 750,000 shares of common stock originally issued pursuant to a SPA entered into in November 2021 were repriced from $14.63 per share to $1.75 per share.

Common Stock Issued

Exercise of Warrants

On December 19, 2024, an institutional investor exercised warrants (issued in connection with a November 2021 SPA) convertible into 100,000 shares of common stock. The Company realized proceeds of $0.18 million ($1.75 per share).

Common stock issued to Employees as Compensation

During the six months ended December 31, 2024, the Company issued 16,000 unrestricted shares of common stock to an employee as compensation and recorded share-based compensation of approximately $0.01 million in sales and marketing expenses on the condensed consolidated statement of operations.

During the six months ended December 31, 2023, the Company issued approximately 61,000 unrestricted shares of common stock to various employees as compensation and recorded share-based compensation of approximately $0.21 million in general and administrative and sales and marketing expenses on the condensed consolidated statement of operations.

Common stock issued to Vendors

During the six months ended December 31, 2023, the Company issued approximately 29,000 unrestricted shares of common stock to various vendors for services performed and recorded share-based compensation of approximately $0.07 million, primarily in sales and marketing expenses on the condensed consolidated statement of operations.

Common stock issued for Exercise of Stock Options

During the six months ended December 31, 2024, the Company issued approximately 8,000 shares of common stock in cashless transactions upon exercise of the respective option grants and realized cash proceeds of zero.

During the six months ended December 31, 2023, the Company issued approximately 9,000 shares of common stock in cashless transactions upon exercise of the respective option grants and realized cash proceeds of zero.

Common stock issued to satisfy Contingent Acquisition Obligations

During the six months ended December 31, 2024, the Company issued approximately 36,000 unrestricted shares of common stock, with a fair value of approximately $0.13 million, to satisfy a contingent acquisition obligation for the achievement of a revenue performance milestone by XR Terra.

Warrants

In connection with the July 2021 IPO, the November 2021 SPA and the December 2024 SPA, the Company issued warrants, which are exercisable into Company common shares on a one-for-one basis, as detailed below. The warrants are not publicly traded.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The only warrants exercised since issuance are 100,000 warrants from the November 2021 SPA exercised in December 2024.

The remaining outstanding warrants as of December 31, 2024 are (see Note 13):

	Warrants Outstanding	Exercise Price	Expiration Date

July 2021 IPO	87,500	$7.00	June 2026
November 2021 SPA	481,000	$1.75	November 2026
November 2021 SPA	169,000	$1.75	May 2027
December 2024 SPA	760,000	$0.001	None
Total	1,497,500

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

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 12.2 million common shares reserved for issuance. As of December 31, 2024, there were approximately 6.1 million shares available for issuance under the Plan. The shares available are after the granting of 1.98 million shares of executive Target Options.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan for the specific periods below are noted in the following table:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Weighted average expected terms (in years)	6.0	5.0	6.0	6.5
Weighted average expected volatility	81.5%	101.3%	87.4%	97.8%
Weighted average risk-free interest rate	3.6%	4.1%	3.8%	4.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The grant date fair value for options granted during the six months ended December 31, 2024 and 2023 was approximately $0.11 million and $0.41 million, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s stock option activity for the six months ended December 31, 2024 and 2023, excluding the executive Target Options:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2024	3,643,880	$3.95	6.5	$-
Options Granted	196,301	2.50	9.6	-
Options Exercised	(35,600)	2.50	2.3	-
Options Forfeited / Cancelled	(760,304)	4.54	7.5	2,886
Outstanding at December 31, 2024	3,044,277	$3.73	5.9	$528,944
Exercisable at December 31, 2024	1,751,773	$3.93	4.6	$252,829

The above table excludes executive Target Options: 1,980,000 granted, $7.00 exercise price, 8.12 remaining term in years, no intrinsic value. Vesting of these is considered remote.

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

The above table excludes executive Target Options: 2,100,000 granted (includes 120,000 attributable to an executive who resigned in July 2024), $7.00 exercise price, 9.1 remaining term in years, no intrinsic value. Vesting of these is considered remote.

The intrinsic value of stock options at December 31, 2024 and 2023 was computed using a fair market value of the common stock of $2.47 per share and $1.13 per share, respectively.

The Company’s stock option-based expense for the three months ended December 31, 2024 and 2023 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2024	2023	2024	2023
Stock option-based expense :
Research and development expenses	$(17,580)	$177,728	$121,610	$448,857
General and administrative expenses	108,835	75,817	221,843	173,543
Sales and marketing expenses	(27,533)	134,223	66,535	287,647
Board option expense	12,459	69,174	24,919	143,275
Total	$76,182	$456,942	$434,908	$1,053,322

There is no expense included for the executive officers’ Target Options.

At December 31, 2024 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $1.39 million (excluding executive Target Options vested value of $8.53 million, which vesting is considered remote) and is expected to be recognized over a weighted average period of 1.70 years (which excludes the executive Target Options).

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Numerator:	2024	2023	2024	2023
Net income (loss)	$25,872	$(738,367)	$(988,320)	$(857,810)
Denominator:
Weighted-average common shares outstanding for basic net income (loss) per share	18,361,274	16,668,740	18,262,745	15,699,563

Weighted-average common shares outstanding for diluted net income (loss) per share	24,521,976	16,668,740	18,262,745	15,699,563

Basic net income (loss) per share	$0.00	$(0.04)	$(0.05)	$(0.05)
Diluted net income (loss) per share	$0.00	$(0.04)	$(0.05)	$(0.05)

Potentially dilutive securities, on a weighted average basis, that were not included in the calculation of diluted net loss per share attributable to common stockholders for the six months ended December 31, 2024 and for the three and six months ended December 31, 2023 because their effect would be anti-dilutive are as follows (in common equivalent shares):

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2024	2023	2024	2023
Options	5,262,985	5,387,729	7,330,558	7,518,548
Warrants	897,717	837,500	867,609	837,500
Total	6,160,702	6,225,229	8,198,167	8,356,048

Stock options include 1,980,000 and 2,100,000 executive Target Options at December 31, 2024 and 2023, respectively. Vesting of these is considered remote.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the six months ended December 31, 2024 and 2023, of approximately $0.11 million and $0.19 million, respectively, which were included in cash flows from operating activities within the consolidated statements of cash flows. As of December 31, 2024, the Company’s operating leases have a weighted average remaining lease term of 0.89 years and weighted average discount rate of 8.10%.

The total rent expense for all operating leases for the three months ended December 31, 2024 and 2023, was approximately $0.09 million and $0.12 million, respectively, with short-term leases making up an immaterial portion of such expenses.

The total rent expense for all operating leases for the six months ended December 31, 2024 and 2023, was approximately $0.20 million and $0.14 million, respectively, with short-term leases making up an immaterial portion of such expenses.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from approximately 0 to 2 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company determined that none of its current leases are reasonably certain to renew.

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of December 31, 2024 are as follows:

Years Ended June 30,
2025 (6 remaining months)	128,791
2026	183,882
2027	4,776
Total future minimum lease commitments, including short-term leases	317,449
Less: future minimum lease payments of short -term leases	(105,000)
Less: imputed interest	(10,830)
Present value of future minimum lease payments, excluding short term leases	$201,619

Current portion of operating lease liabilities	$(143,929)
Non-current portion of operating lease liabilities	(57,690)
Total operating lease liability	$(201,619)

Contingent Consideration for Acquisitions

Contingent consideration for acquisitions consists of the following as of December 31 and June 30, 2024, respectively (see Note 8):

	As of December 31,	As of June 30,
	2024	2024
BLI, current portion	$2,942,651	$1,431,761
XRT	-	35,714
Subtotal current portion	2,942,651	1,467,475
BLI, net of current portion	-	1,413,696
Total contingent consideration for acquisitions	$2,942,651	$2,881,171

In addition, S5D has significantly underperformed revenue expectations that were employed to determine fair value at acquisition. The possibility of achieving any remaining revenue targets to trigger additional consideration is remote and all earned consideration has been paid. Accordingly, there is no future contingent consideration recorded related to the S5D acquisition as of December 31 and June 30, 2024. The range of potential additional contingent consideration related to S5D in excess of the amounts reflected on the balance sheet as of December 31, 2024 is zero to $10.0 million (which is considered remote and no provision is made for it) in the form of Company common stock (with share conversion at a $7.00 per share floor price). The contingent consideration payout period ends January 31, 2025.

Potential Future Distributions Upon Divestiture or Sale

In some instances, upon a divestiture or sale of a subsidiary company or capital raise into subsidiary company, the Company is contractually obligated to distribute a portion of the net proceeds or capital raise to the senior management team of the divested subsidiary company. No material distribution payments are currently owed. See Note 5.

NOTE 13. SUBSEQUENT EVENTS

In January 2025, the warrants issued in connection with the SPA 2024 were exercised in full, resulting in the issuance of 760,000 shares of common stock. The Company realized proceeds of $760 ($0.001 per share). See Note 10.

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

Overview

We are an Immersive technology company, providing enterprise focused Virtual Reality (VR), Augmented Reality (AR) and Spatial Computing software and services (Immersive technologies). Glimpse’s operating entities are located primarily in the United States. We believe that we offer significant exposure to the rapidly growing and potentially transformative Immersive technology markets, while mitigating downside risk via our diversified model and ecosystem.

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

The Immersive technology industry is an early-stage technology industry with nascent markets. We believe that this industry has significant growth potential across verticals, may be transformative, and that our diversified ecosystem create important competitive advantages. We currently target a wide array of industry verticals, including but not limited to: Corporate Training, Education, Healthcare, Government & Defense, Branding/Marketing/Advertising, Retail, Media & Entertainment, Corporate Events and Social VR support groups and therapy. We focus primarily on the business-to-business (B2B) and business-to-business-to-consumer (B2B2C) segments, and we are hardware agnostic.

In fiscal year 2024, we shifted our businesses focus to providing immersive technology solutions software and services (the “Strategic Shift”) that are primarily driven by Spatial Computing, Cloud and Artificial Intelligence (AI), which we refer to as “Spatial Core.” We believe that Spatial Core is a key differentiator, growth driver and competitive advantage for us.

At the time of this filing, we have approximately 45 full time employees, primarily software developers, engineers and 3D artists.

The Glimpse Group, Inc. was incorporated in June 2016 under the laws of the State of Nevada, and is headquartered in New York, New York.

Business Organization Chart (as of December 31, 2024):

Significant Transactions

Divestiture

As part of our strategic realignment around Spatial Core and divestiture of non-core assets, effective October 1, 2024 we divested the business of our then wholly owned entities QReal, LLC (“QReal”) and its related operating entity GLIMPSE GROUP YAZILIM VE ARGE TİCARET ANONİM ŞİRKET (“Turkey”) in a management buyout by the general manager of QReal (the “Divestiture”).

Pursuant to the Divestiture, we retain the contract and resulting revenues from QReal’s largest customer in full until such time that we have collected and retained $1.35 million net cash in the aggregate, after taking into account all related operating expenses and fees (the “Milestone”). After satisfaction of the Milestone, we will receive a monthly cash revenue share for a period of 18 months in relation to any revenues generated from this same customer. In connection with the Divestiture, we were also issued (i) a $1.56 million senior secured convertible note in the new independent entity and (ii) a minority equity stake in the new independent entity. Principal payback on the senior secured convertible note is currently considered remote and is tied directly to revenue collected by the new entity (separate from the Milestone).

Securities Purchase Agreement

On December 23, 2024, we closed a registered direct offering pursuant to a securities purchase agreement to which we sold to an institutional investor 1,990,000 shares of our common stock and prefunded warrants to purchase up to 760,000 shares of our common stock. The purchase price for each share of common stock was $2.65 and the purchase price for each prefunded warrant was $2.649 (which was equal to the purchase price per share of common stock, less $0.001).

The prefunded warrants had an exercise price of $0.001 per share of common stock, became immediately exercisable upon issuance, and were fully exercised in January 2025.

We realized net proceeds (after placement agent fees and other offering expenses) of $6.79 million from the offering.

Financial Highlights for the three and six months ended December 31, 2024 compared to the three and six months ended December 31, 2023.

Results of Operations

The following table sets forth our results of operations for the three months and six months ended December 31, 2024 and 2023:

Summary P&L

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in millions)				(in millions)
Revenue	$3.17	$2.08	$1.09	52%	$5.61	$5.18	$0.43	8%
Cost of Goods Sold	1.14	0.66	0.48	73%	1.66	1.84	(0.18)	-10%
Gross Profit	2.03	1.42	0.61	43%	3.95	3.34	0.61	18%
Total Operating Expenses	2.02	2.23	(0.21)	-9%	4.97	4.33	0.64	15%
Income (Loss) from Operations before Other Income	0.01	(0.81)	0.82	101%	(1.02)	(0.99)	(0.03)	-3%
Other Income	0.01	0.07	(0.06)	86%	0.04	0.13	(0.09)	69%
Net Income (Loss)	$0.02	$(0.74)	$0.76	103%	$(0.98)	$(0.86)	$(0.12)	-14%

Revenue

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in millions)				(in millions)
Software Services	$3.13	$2.03	$1.10	54%	$5.36	$5.04	$0.32	6%
Software License/Software as a Service	0.04	0.05	(0.01)	-20%	0.25	0.14	0.11	79%
Total Revenue	$3.17	$2.08	$1.09	52%	$5.61	$5.18	$0.43	8%

Total revenue for the three months ended December 31, 2024 was approximately $3.17 million compared to approximately $2.08 million for the three months ended December 31, 2023, an increase of 52%. Total revenue for the six months ended December 31, 2024 was approximately $5.61 million compared to approximately $5.18 million for the six months ended December 31, 2023, an increase of 8%. The increase for both periods reflects a new Spatial Core customer, with the six month 2023 period also including revenue of certain legacy non-Spatial core customers.

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

For the three months ended December 31, 2024, Software Services revenue was approximately $3.13 million compared to approximately $2.03 million for the three months ended December 31, 2023, an increase of approximately 54%. For the six months ended December 31, 2024, Software Services revenue was approximately $5.36 million compared to approximately $5.04 million for the six months ended December 31, 2023, an increase of approximately 6%. The increase for both periods reflects a new Spatial Core customer, with the six month 2023 period also including revenue of certain legacy non-Spatial core customers.

For the three months ended December 31, 2024, Software License revenue was approximately $0.04 million compared to approximately $0.05 million for the three months ended December 31, 2023, essentially flat period over period. For the six months ended December 31, 2024, Software License revenue was approximately $0.25 million compared to approximately $0.14 million for the six months ended December 31, 2023, an increase of 79%. The increase reflects the addition of a new customer.

Customer Concentration

Three customers accounted for approximately 80% (56%, 14% and10%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2024. One of the same customers accounted for approximately 28% of the Company’s total gross revenues during the three months ended December 31, 2023. Two customers accounted for approximately 65% (44% and 21%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2024.One of the same customers and another customer accounted for approximately 44% (22% and 22%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2023.

Gross Profit

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in millions)				(in millions)
Revenue	$3.17	$2.08	$1.09	52%	$5.61	$5.18	$0.43	8%
Cost of Goods Sold	1.14	0.66	0.48	73%	$1.66	1.84	(0.18)	-10%
Gross Profit	$2.03	$1.42	$0.61	43%	$3.95	$3.34	$0.61	18%
Gross Profit Margin	64%	68%			70%	64%

Gross profit margin was approximately 64% for the three months ended December 31, 2024, compared to approximately 68% for the three months ended December 31, 2023. This decrease reflects a change in revenue mix where project related comparatively lower margin revenue represented a greater portion of total revenue than higher margin recurring revenue. Gross profit margin was approximately 70% for the six months ended December 31, 2024 compared to approximately 64% for the six months ended December 31, 2023. The increase reflects higher project margin in the current period reflecting greater use of internal staffing.

For the three months ended December 31, 2024 and 2023, internal staffing was approximately $0.86 million (75% of total cost of revenue) and approximately $0.44 million (67% of total cost of revenue), respectively. For the six months ended December 31, 2024 and 2023, internal staffing was approximately $1.28 million (77% of total cost of revenue) and approximately $1.10 million (60% of total cost of revenue), respectively. The percentage increase reflects our strategic shift to Spatial Core and less reliance on third party, higher cost suppliers.

Operating Expenses

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in millions)				(in millions)
Research and development expenses	$0.66	$1.39	$(0.73)	-53%	$1.78	$3.07	$(1.29)	-42%
General and administrative expenses	0.85	1.05	(0.20)	-19%	1.78	2.14	(0.36)	-17%
Sales and marketing expenses	0.38	0.77	(0.39)	-51%	1.12	1.57	(0.45)	-29%
Amortization of acquisition intangible assets	0.10	0.29	(0.19)	-66%	0.23	0.66	(0.43)	-65%
Subtotal	$1.99	$3.50	$(1.51)	-43%	$4.91	$7.44	$(2.53)	-34%

Intangible asset impairment	-	0.01	(0.01)	-100%	-	0.90	(0.90)	-100%
Change in fair value of acquisition contingent consideration	0.03	(1.28)	1.31	-102%	0.06	(4.01)	4.07	-101%
Total Operating Expenses	$2.02	$2.23	$(0.21)	-9%	$4.97	$4.33	$0.64	15%

Operating expenses for the three months ended December 31, 2024 were approximately $2.02 million compared to approximately $2.23 million for the three months ended December 31, 2023, a decrease of approximately 9%. Operating expenses for the six months ended December 31, 2024 were approximately $4.97 million compared to approximately $4.33 million for the six months ended December 31, 2023, an increase of approximately 15%. Excluding the change in fair value of acquisition contingent consideration and intangible asset impairment, operating expenses decreased 43% and 34% for the three and six months ended December 31, 2024 compared to the comparable periods in 2023. The decrease reflects our Strategic Shift and reduction in non core businesses.

Research and Development

Research and development expenses for the three months ended December 31, 2024 were approximately $0.66 million compared to $1.39 million for the three months ended December 31, 2023, a decrease of approximately 53%. Research and development expenses for the six months ended December 31, 2024 were approximately $1.78 million compared to $3.07 million for the six months ended December 31, 2023, a decrease of approximately 42%.The decreases for both periods reflect the divestiture of QReal/Turkey, more efficient use of headcount (portion that is allocated to cost of goods sold) and other headcount reductions as part of our Strategic Shift.

General and Administrative

General and administrative expenses for the three months ended December 31, 2024 were approximately $0.85 million compared to approximately $1.05 million for the three months ended December 31, 2023, a decrease of approximately 19%. General and administrative expenses for the six months ended December 31, 2024 were approximately $1.78 million compared to approximately $2.14 million for the six months ended December 31, 2023, a decrease of approximately 17%. The decreases for both periods reflect the divestiture of QReal/Turkey, headcount reductions as part of our Strategic Shift, and certain corporate administrative cost reductions.

Sales and Marketing

Sales and marketing expenses for the three months ended December 31, 2024 were approximately $0.38 million compared to approximately $0.77 million for the three months ended December 31, 2023, a decrease of approximately 51%. Sales and marketing expenses for the six months ended December 31, 2024 were approximately $1.12 million compared to approximately $1.57 million for the six months ended December 31, 2023, a decrease of approximately 29%. The decrease for both periods reflect the divestiture of Qreal/Turkey, partially offset by an increase in incentive pay related to the increase in revenue.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the three months ended December 31, 2024 was approximately $0.10 million compared to approximately $0.29 million for the three months ended December, 2023, a decrease of approximately 66%. Amortization of acquisition intangible assets expense for the six months ended December 31, 2024 was approximately $0.23 million compared to approximately $0.66 million for the six months ended December, 2023, a decrease of approximately 65%. The decrease for both periods is attributable to the write off of BLI intangible assets – legacy customer relationships in June 2024.

Intangible Asset Impairment

The $0.01 million and $0.90 million impairment for the three and six months ended December 31, 2023 represents the write-off of goodwill and the net intangible asset - technology attributable to the divestiture of PulpoAR, LLC.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the three months ended December 31, 2024 was an expense of approximately $0.03 million compared to a gain of $1.28 million for the three months ended December 31, 2023. Change in fair value of acquisition contingent consideration for the six months ended December 31, 2024 was an expense of approximately $0.06 million compared to a gain of $4.01 million for the six months ended December 31, 2023. The expense in 2024 represents the change in the time value of money related to the present value of future consideration payments related to the BLI acquisition. The gain in 2023 was driven by revisions to revenue forecasts and a decrease in the common stock price of Glimpse between measurement dates.

Other Income

Other income was approximately $0.01 million and $0.07 million, respectively, for the three months ended December 31, 2024 and 2023. Other income was approximately $0.04 million and $0.13 million, respectively, for the six months ended December 31, 2024 and 2023. This income represents interest income and the decreases in 2024 reflect reduced cash balances.

Net Loss

Net income for the three months ended December 31, 2024 was approximately $0.02 million compared to a loss of approximately $0.74 million for the comparable 2023 period. This improvement reflects our Strategic Shift and reduction in non core businesses. Net loss for the six months ended December 31, 2024 and 2023 was approximately $0.98 million and $0.86 million, respectively. Excluding the gain from change in fair value of acquisition contingent consideration and intangible asset impairment in 2023 (see Operating Expenses section above), the loss in 2023 was approximately $3.97 million, and the reduction in loss based on this comparison reflects our Strategic Shift and reduction in non core businesses.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles (“GAAP”), as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income (loss), operating income (loss), cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the aforementioned non-GAAP financial measures in planning, forecasting and analyzing future periods.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and six months ended December 31, 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net income (loss )	$0.02	$(0.74)	$(0.98)	$(0.86)
Depreciation and amortization	0.12	0.32	0.27	0.72
EBITDA income (loss)	0.14	(0.42)	(0.71)	(0.14)
Stock based compensation expenses	0.04	0.51	0.41	1.21
Loss on subsidiary divestiture	0.10	-	0.10	-
Gain on office lease termination	(0.03)	-	(0.03)	-
Intangible asset impairment	-	0.01	-	0.90
Non cash change in fair value of accrued performance bonus	-	(0.16)	0.06	(0.55)
Non cash change in fair value of acquisition contingent consideration	0.03	(1.27)	-	(4.03)
Adjusted EBITDA income (loss)	$0.28	$(1.33)	$(0.17)	$(2.61)

Adjusted EBITDA income was $0.28 million for the three months ended December 31, 2024 compared to a $1.33 million loss for the three months ended December 31, 2023. Adjusted EBITDA loss was $0.17 million for the six months ended December 31, 2024 compared to a $2.61 million loss for the six months ended December 31, 2023. The improvement in both periods reflects our Strategic Shift and reduction in non core businesses.

Liquidity and Capital Resources

	For the Six Months Ended
	December 31,		Change
	2024	2023	$	%
	(in millions)
Net cash used in operating activities	$(0.25)	$(3.36)	$3.11	93%
Net cash used in investing activities	(0.03)	(0.01)	(0.02)	-200%
Net cash provided by financing activities	6.87	2.97	3.90	-131%
Net decrease in cash, cash equivalents and restricted cash	6.59	(0.40)	6.99	N/A
Cash, cash equivalents and restricted cash, beginning of year	1.85	5.62	(3.77)	-67%
Cash, cash equivalents and restricted cash, end of period	$8.44	$5.22	$3.22	62%

Operating Activities

Net cash used in operating activities was approximately $0.25 million for the six months ended December 31, 2024, compared to approximately $3.36 million during the six months ended December 31, 2023, an improvement of approximately $3.11 million. This was driven primarily driven by improved profit margins and expenses reductions reflective of our Strategic Shift and reduction in non core businesses.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2024 was approximately $0.03 compared to a $0.01 million during the comparable 2023 period. Both periods represent minimal fixed asset additions.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2024 was approximately $6.87 million compared to approximately $2.97 million during the six months ended December 31, 2023. Both periods represent proceeds of securities purchase agreements entered into with institutional investors.

Capital Resources

As of December 31, 2024, the Company had cash and cash equivalents of $8.45 million.

As of December 31, 2024, the Company had no outstanding debt obligations.

As of December 31, 2024, the Company had no issued and outstanding preferred stock.

As of December 31, 2024, contingent consideration for acquisition liabilities contains cash components ranging up to $3.0 million, potentially payable through September 2025 contingent on BLI achieving certain revenue milestones.

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

During the period ended December 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Equity Securities

During the three months ended December 31, 2024, the Company issued 15,789 shares of common stock for:

	Number of Shares	Cash Proceeds	Value of Shares
Compensation expense	8,000	$-	$19,473
Exercise of options	7,789		6,056
Total	15,789	$-	$25,529

Please refer to Note 10 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The foregoing transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of February, 2025.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer
(Principal Financial Officer)

