Form 10-Q
period 2025-03-31
Glimpse Group, Inc.
filed 2025-05-15
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

As of May 9, 2025, the registrant had 21,055,506 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

2

THE GLIMPSE GROUP, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2025	As of June 30, 2024
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$7,058,020	$1,848,295
Accounts receivable	652,118	723,032
Deferred costs/contract assets	605,562	170,781
Notes receivable	93,600	-
Prepaid expenses and other current assets	579,264	778,181
Total current assets	8,988,564	3,520,289

Equipment and leasehold improvements, net	70,975	167,325
Right-of-use assets, net	155,238	452,808
Intangible assets, net	161,253	487,867
Goodwill	10,857,600	10,857,600
Other assets	11,100	72,714
Total assets	$20,244,730	$15,558,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$52,806	$181,668
Accrued liabilities	780,330	340,979
Deferred revenue/contract liabilities	1,047,673	72,788
Lease liabilities, current portion	147,900	364,688
Contingent consideration for acquisitions, current portion	1,468,663	1,467,475
Total current liabilities	3,497,372	2,427,598

Long term liabilities
Contingent consideration for acquisitions, net of current portion	-	1,413,696
Lease liabilities, net of current portion	19,451	178,824
Total liabilities	3,516,823	4,020,118
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 21,043,756 and 18,158,217 issued and outstanding, respectively	21,044	18,158
Additional paid-in capital	82,236,658	74,559,600
Accumulated deficit	(65,529,795)	(63,039,273)
Total stockholders’ equity	16,727,907	11,538,485
Total liabilities and stockholders’ equity	$20,244,730	$15,558,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2025	2024	2025	2024
Revenue
Software services	$1,283,287	$1,466,397	$6,641,652	$6,510,740
Software license/software as a service	138,948	429,246	387,886	566,208
Total Revenue	1,422,235	1,895,643	7,029,538	7,076,948
Cost of goods sold	402,209	569,461	2,061,519	2,406,479
Gross Profit	1,020,026	1,326,182	4,968,019	4,670,469
Operating expenses:
Research and development expenses	829,815	1,136,848	2,610,038	4,209,518
General and administrative expenses	1,165,187	1,233,904	2,947,847	3,375,140
Sales and marketing expenses	483,138	559,681	1,606,236	2,138,539
Amortization of acquisition intangible assets	100,537	291,036	326,614	950,192
Goodwill impairment	-	-	-	379,038
Intangible asset impairment	-	-	-	522,166
Change in fair value of acquisition contingent consideration	26,012	(291,980)	87,492	(4,317,524)
Total operating expenses	2,604,689	2,929,489	7,578,227	7,257,069
Loss from operations before other income	(1,584,663)	(1,603,307)	(2,610,208)	(2,586,600)

Other income
Interest income	82,461	61,051	119,686	186,534
Net loss	$(1,502,202)	$(1,542,256)	$(2,490,522)	$(2,400,066)

Basic and diluted net loss per share	$(0.07)	$(0.09)	$(0.13)	$(0.15)

Weighted-average common shares outstanding for basic and diluted net loss per share	20,999,445	17,195,322	19,161,661	16,194,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2025	20,272,006	$20,272	$81,925,269	$(64,027,593)	$17,917,948
Common stock and stock option based compensation expense	10,500	11	206,068	-	206,079
Common stock issued to vendors	1,250	1	3,086	-	3,087
Stock option-based board of directors expense	-	-	102,235	-	102,235
Common stock issued for exercise of warrants	760,000	760	-	-	760
Net loss	-	-	-	(1,502,202)	(1,502,202)
Balance as of March 31, 2025	21,043,756	$21,044	$82,236,658	$(65,529,795)	$16,727,907

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2024	18,158,217	$18,158	$74,559,600	$(63,039,273)	$11,538,485
Common stock and stock option based compensation expense	26,500	27	588,364	-	588,391
Common stock issued to vendors	1,250	1	3,086	-	3,087
Stock option-based board of directors expense	-	-	127,154	-	127,154
Common stock issued for exercise of options	7,789	8	(8)	-	-
Common stock issued in Securities Purchase Agreement, net	1,990,000	1,990	6,783,562	-	6,785,552
Common stock issued for exercise of warrants	860,000	860	174,900	-	175,760
Net loss	-	-	-	(2,490,522)	(2,490,522)
Balance as of March 31, 2025	21,043,756	$21,044	$82,236,658	$(65,529,795)	$16,727,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2024	16,722,146	$16,723	$72,283,210	$(57,502,788)	$14,797,145
Common stock issued to vendors	5,626	5	15,185	-	15,190
Common stock issued to satisfy contingent acquisition obligations	750,000	750	846,752	-	847,502
Common stock and stock option based compensation expense	329,803	330	468,011	-	468,341
Common stock and stock option based board of directors expense	332,642	333	501,616	-	501,949
Net loss	-	-	-	(1,542,256)	(1,542,256)
Balance as of March 31, 2024	18,140,217	$18,141	$74,114,774	$(59,045,044)	$15,087,871

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2023	14,701,929	$14,702	$67,854,108	$(56,644,978)	$11,223,832
Common stock issued in Securities Purchase Agreement, net	1,885,715	1,886	2,966,615	-	2,968,501
Common stock issued to vendors	34,197	34	88,438	-	88,472
Common stock issued for exercise of options	8,819	9	(9)	-	-
Common stock issued to satisfy contingent acquisition obligations	785,714	786	973,861	-	974,647
Common stock and stock option based compensation expense	391,201	391	1,586,870	-	1,587,261
Common stock and stock option based board of directors expense	332,642	333	644,891	-	645,224
Net loss	-	-	-	(2,400,066)	(2,400,066)
Balance as of March 31, 2024	18,140,217	$18,141	$74,114,774	$(59,045,044)	$15,087,871

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,490,522)	$(2,400,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	390,467	1,040,759
Common stock and stock option based compensation for employees and board of directors	715,545	1,742,126
Net gain on divestiture of subsidiaries	(1,392,434)	(1,000,000)
Reserve on note received in connection with divestiture of subsidiaries	1,500,000	1,000,000
Gain on office lease termination	(34,660)	-
Accrued non cash performance bonus fair value adjustment	-	(551,236)
Acquisition contingent consideration fair value adjustment	87,492	(4,317,524)
Impairment of intangible assets	-	901,204
Issuance of common stock to vendors	3,087	88,472
Adjustment to operating lease right-of-use assets and liabilities	(43,605)	(99,144)

Changes in operating assets and liabilities:
Accounts receivable	70,914	478,598
Deferred costs/contract assets	(434,781)	86,347
Loans receivable	(9,600)	-
Prepaid expenses and other current assets	198,917	(251,030)
Other assets	5,349	(1,506)
Accounts payable	(128,862)	(214,705)
Accrued liabilities	442,496	(388,644)
Deferred revenue/contract liabilities	994,063	(396,546)
Net cash used in operating activities	(126,134)	(4,282,895)
Cash flow used in investing activities:
Purchase of leasehold improvements and equipment	(41,453)	(19,346)
Payment of contingent consideration for acquisition	(1,500,000)	-
Cash used in investing activities	(1,541,453)	(19,346)
Cash flows provided by financing activities:
Proceeds from securities purchase agreement, net	6,785,552	2,968,501
Proceeds from exercise of warrants	175,760	-
Issuance of note receivable	(84,000)	-
Net cash provided by financing activities	6,877,312	2,968,501

Net change in cash and cash equivalents	5,209,725	(1,333,740)
Cash and cash equivalents, beginning of year	1,848,295	5,619,083
Cash and cash equivalents, end of period	$7,058,020	$4,285,343

Non-cash Investing and Financing activities:

Issuance of common stock for satisfaction of contingent liability	$-	$974,647
Issuance of common stock for non cash performance bonus	$-	$490,360
Lease liabilities arising from right-of-use assets	$20,344	$113,182

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

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

In December 2024 and January 2025, the Company completed a Securities Purchase Agreement (“SPA”) with an institutional investor selling 2.75 million shares of common stock (including warrant exercise) that resulted in total net cash proceeds to the Company of approximately $6.79 million. See Note 9.

Net cash provided by / (used in) operating activities was approximately $0.13 million and $(0.13) million, respectively, for the three and nine months ended March 31, 2025. The Company believes that it is sufficiently funded to meet its operational plan and future obligations beyond the 12-month period from the date that these financial statements were issued.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2025, the results of operations for the three and nine months ended March 31, 2025 and 2024, and cash flows for the nine months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2025 or for any subsequent periods. The consolidated balance sheet at June 30, 2024 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2024.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the balances of Glimpse and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The principal estimates relate to the valuation of allowance for doubtful accounts, stock options, revenue recognition, allocation of the purchase price of assets relating to business combinations, calculation of contingent consideration for acquisitions, fair value of intangible assets and goodwill impairment.

Cash and Cash Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments, that are both readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates, with maturities three months or less at the date of purchase.

Accounts Receivable

Accounts receivable consists of amounts due from customers under normal trade terms. We recognize accounts receivable at the amount we expect to collect from our customers. We provide an allowance for credit losses to reflect the estimated amount of accounts receivable that may not be collectible. We determine the allowance for credit losses through a combination of specific identification of troubled accounts, historical loss experience, industry trends, current market conditions, and customer creditworthiness. The allowance for credit losses is adjusted periodically to reflect changes in these factors. As of March 31, 2025 and June 30, 2024 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Customer Concentration and Credit Risk

Three customers accounted for approximately 52% (32%, 10% and 10%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2025. One of the same customers and another customer accounted for approximately 58% (35% and 23%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2025. Two customers accounted for approximately 40% (25% and 15%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2024. The same two same customers and another customer accounted for approximately 48% (23%, 15% and 10%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2024.

Two customers accounted for approximately 48% (31% and 17%, respectively) of the Company’s accounts receivable as of March 31, 2025. One of the same customers and two different customers accounted for approximately 50% (22%, 16% and 12%, respectively) of the Company’s accounts receivable as of June 30, 2024.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:

• Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

• Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

• Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classifies its cash equivalents within Level 1 of the fair value hierarchy on the basis of valuations based on quoted prices for the specific securities in an active market.

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s consolidated balance sheets as of March 31, 2025 and June 30, 2024. Contingent consideration has been recorded at its fair values using unobservable inputs and include assumptions regarding financial forecasts, discount rates, and volatility of forecasted revenue. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of Revenue

The Company generated revenue for the three and nine months ended March 31, 2025 and 2024 by delivering: (i) Software Services, consisting primarily of VR/AR/Spatial Computing software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR, AR and Spatial Computing software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Timing of Revenue

The timing of revenue recognition for the three and nine months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Products and services transferred at a point in time	$1,308,678	$1,783,717	$6,573,324	$5,861,004
Products and services transferred/recognized over time	113,557	111,926	456,214	1,215,944
Total Revenue	$1,422,235	$1,895,643	$7,029,538	$7,076,948

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

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of March 31, 2025 and 2024, the Company had approximately $3.34 million and approximately $1.12 million, respectively, in unfulfilled performance obligations.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4. QREAL AND GLIMPSE TURKEY DIVESTITURE

As part of its previously announced strategic realignment around Spatial Core and divestiture of non-core assets, effective October 1, 2024, the Company divested the business of its wholly owned subsidiary company QReal, LLC (“QReal”) and its related operating entity GLIMPSE GROUP YAZILIM VE ARGE TİCARET ANONİM ŞİRKET (“Glimpse Turkey”) in a management buyout by the General Manager of QReal.

The Company does not expect material changes to its expected revenues for years ending June 30, 2025 and 2026.

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

The Company recorded a non cash gain on the divestiture of approximately $1.39 million which is included in general and administrative expenses on the condensed consolidated statement of operations for the nine months ended March 31, 2025. The Company has also fully reserved against the note as collectability is considered uncertain and recorded a loan loss reserve of $1.50 million in general and administrative expenses on the condensed statement of operations for the nine months ended March 31, 2025. The note reserve fully offsets the gain on divestiture detailed above.

Revenue from the divested business that is not being retained going forward was approximately $0.01 million and approximately $0.14 million, respectively, for the three and nine months ended March 31, 2025, and approximately $0.22 million and approximately $0.39 million, respectively, for the three and nine months ended March 31, 2024. The Company anticipates operational cost savings from the divestiture after only retaining direct expenses related to the retained QReal largest customer.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the original acquisition of QReal by the Company in 2016, upon sale of the entity the original sellers are due 8% (“economic interest”) of the Milestone proceeds. As the achievement of the Milestone is uncertain, liability for these payments will be recorded as actual Milestone proceeds occur. The Company recorded an expense of approximately $0.01 million and approximately $0.03 million, respectively, related to the economic interest in sales and marketing expense on the condensed consolidated statement of operations for the three and nine months ended March 31, 2025.

As of March 31, 2025, the Company has received $0.32 million of the Milestone.

NOTE 5. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

PulpoAR, LLC (“Pulpo”)

In December 2023 the Company divested the operations of its wholly owned subsidiary Pulpo due to poor revenue performance and non-strategic alignment.

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

The assets, as defined, of Pulpo, were sold to an independent entity in return for a 10% interest in said entity and a $1.0 million note. The Company recorded a non cash $1.0 million gain on divestiture, which is included in general and administrative expenses on the condensed consolidated statement of operations for the nine months ended March 31, 2024. The Company has fully reserved against the Note as collectability is considered remote and recorded a loan loss reserve against the note in general and administrative expenses on the condensed consolidated statement of operations for the nine months ended March 31, 2024. This fully offsets the gain on divestiture detailed above.

For the three and nine months ended March 31, 2024, Pulpo had revenue of zero and approximately $0.07 million, respectively, and net losses of zero and approximately $0.42 million, respectively (exclusive of the goodwill and intangible asset impairment write-off), reported in the condensed consolidated statements of operations.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill as of March 31, 2025 and June 30, 2024 is as follows:

	As of March 31, 2025 and June 30, 2024
	XRT	BLI	Total
Goodwill	$300,000	$10,557,600	$10,857,600

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, their respective amortization period, and accumulated amortization at March 31, 2025 and June 30, 2024 are as follows:

	As of March 31, 2025
	Value ($)				Amortization Period (Years)
	XR Terra	BLI	Glimpse Learning	Total
Intangible Assets
Technology	300,000	880,000	326,435	1,506,435	3
Less: Accumulated Amortization	(300,000)	(782,210)	(262,972)	(1,345,182)
Intangible Assets, net	$-	$97,790	$63,463	$161,253

	As of June 30, 2024
	Value ($)				Amortization Period (Years)
	XR Terra	BLI	Glimpse Learning	Total
Intangible Assets
Technology	300,000	880,000	326,435	1,506,435	3
Less: Accumulated Amortization	(274,995)	(562,214)	(181,359)	(1,018,568)
Intangible Assets, net	$25,005	$317,786	$145,076	$487,867

Intangible asset amortization expense for the three and nine months ended March 31, 2025 was approximately $0.10 million and approximately $0.33 million, respectively. Intangible asset amortization expense for the three and nine months ended March 31, 2024 was approximately $0.29 million and approximately $0.95 million, respectively.

Estimated intangible asset amortization expense as of March 31, 2025 for the remaining lives are as follows:

Years Ended June 30,
2025 (remaining 3 months)	$101,034
2026	$60,219

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of March 31, 2025 and June 30, 2024, the Company’s cash and cash equivalents were as follows:

	As of March 31, 2025
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$27,777	$-		$27,777
Level 1:
Money market funds	7,030,243	-	$7,030,243	7,030,243
Total cash and cash equivalents	$7,058,020	$-	$7,030,243	$7,058,020

	As of June 30, 2024
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$109,659	$-		$109,659
Level 1:
Money market funds	1,738,636	-	$1,738,636	1,738,636
Total cash and cash equivalents	$1,848,295	$-	$1,738,636	$1,848,295

Contingent Consideration

As of March 31, 2025 and June 30, 2024, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued as of March 31, 2025 and June 30, 2024 using unobservable inputs, primarily internal revenue forecasts. Contingent consideration was valued at the time of acquisitions using unobservable inputs and included using the Monte Carlo simulation model. This model incorporated revenue volatility, internal rate of return, and a risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance, at times, of a third-party valuation specialist.

As of March 31, 2025, the Company’s contingent consideration liabilities, current and non-current balances were as follows:

	As of March 31, 2025
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - BLI	1,264,200	(1,264,200)	1,468,663	1,468,663	1,468,663
Contingent consideration, current - XRT	-	(499,288)	499,288	-	-
Total contingent consideration, current portion	$1,264,200	$(1,264,200)	$1,468,663	$1,468,663	$1,468,663

Level 3:
Contingent consideration, non-current - BLI	6,060,700	(1,733,694)	(4,327,006)	-	-
Total contingent consideration, net of current portion	$6,060,700	$(1,733,694)	$(4,327,006)	$-	$-

Revenue projections for BLI are expected to trigger potential additional gross consideration of $1.5 million over the remainder of the contingent consideration payout period ending on July 31, 2025, payable in cash. The possibility of achieving any remaining revenue targets to trigger additional consideration is remote. Accordingly, contingent consideration remaining for the BLI acquisition as of March 31, 2025 is calculated at the present value of the estimated remaining $1.5 million cash discounted at risk-free interest rates from the estimated payment date. The range of potential additional contingent consideration related to BLI in excess of the amounts reflected on the condensed consolidated balance sheet as of March 31, 2025 is zero to $10.0 million (which is considered remote and no provision is made for it), of which up to $7.5 million is in cash and the remainder in the form of Company common stock (with share conversion at a $7.00 per share floor price).

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in fair value of contingent consideration for BLI for the three and nine months ended March 31, 2025 was a non-cash expense of approximately $0.03 million and approximately $0.12 million, respectively, included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations. This reflects the change in the time value of money related to the present value of anticipated payments.

The change in fair value of contingent consideration for XR Terra, LLC (“XRT”) for the nine months ended March 31, 2025 was a non-cash gain of approximately $0.04 million included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations. This reflects the reversal of the estimated final consideration payment related to the acquisition of XRT. The contingent consideration payout period ended September 2024.

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

Revenue projections for BLI were expected to trigger potential additional gross consideration of $3.0 million over the remainder of the contingent consideration payout period ending in July 31, 2025, payable in cash ($1.5 million was paid in February 2025). The possibility of achieving any remaining revenue targets to trigger additional consideration was remote. Accordingly, contingent consideration remaining for the BLI acquisition as of June 30, 2024 is calculated at the present value of the estimated remaining $3.0 million cash discounted at risk-free interest rates from the estimated payment dates.

The contingent consideration related to XRT as of June 30, 2024 represented an accrual for anticipated achievement of an additional revenue threshold though the end of the contingent consideration period September 2024.

The change in fair value of contingent consideration for the three and nine months ended March 31, 2024 was a non-cash gain of approximately $0.29 million and approximately $4.32 million, respectively, included as change in fair value of acquisition contingent consideration in the condensed consolidated statements of operations. This was primarily driven by changes in the Company’s common stock price between the measurement dates and revisions to revenue projections for BLI and Sector 5 Digital, LLC (“S5D”).

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEFERRED COSTS/CONTRACT ASSETS AND DEFERRED REVENUE/CONTRACT LIABILITIES

As of March 31, 2025 and June 30, 2024, deferred costs/contract assets totaling $605,562 and $170,781, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($605,562 and $135,057, respectively), and costs in excess of billings under contracts not completed and recognized over time ($0 and $35,724, respectively). As of March 31, 2025 and June 30, 2024, deferred revenue/contract liabilities, totaling $1,047,673 and $72,788, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($1,047,673 and $72,788, respectively), and billings in excess of costs under contracts not completed and recognized over time ($0 and $0 respectively).

The following table shows the reconciliation of the costs in excess of billings and billings in excess of costs for contracts recognized over time:

	As of March 31, 2025	As of June 30, 2024

Cost incurred on uncompleted contracts	$-	$106,035
Estimated earnings	-	105,689
Earned revenue	-	211,724
Less: billings to date	-	176,000
Costs in excess of billings, net	$-	$35,724

Balance Sheet Classification
Contract assets includes, costs and estimated earnings in excess of billings on uncompleted contracts	$-	$35,724
Contract liabilities includes, billings in excess of costs and estimated earnings on uncompleted contracts	-	-
Costs in excess of billings, net	$-	$35,724

NOTE 9. EQUITY

Securities Purchase Agreements (“SPA”)

SPA 2024

In December 2024, the Company completed a SPA with an institutional investor selling 1,990,000 shares of common stock at $2.65 per share and pre-funded warrants to purchase up to 760,000 shares of common stock at $2.649 per warrant (which is convertible to one share of common stock on a one for one basis). The pre-funded warrants were exercised in full in January 2025 at the exercise price of $0.001 per share of common stock.

The Company realized total net proceeds (after underwriting and professional fees) of approximately $6.79 million from the SPA 2024.

SPA 2023

In October 2023, the Company completed a SPA with certain institutional investors selling 1,885,715 shares of common stock for approximately $3.30 million (at $1.75 per share). The Company realized net proceeds (after underwriting, professional fees and listing expenses) of approximately $2.97 million.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Simultaneously, the exercise price on warrants to purchase 750,000 shares of common stock originally issued pursuant to a SPA entered into in November 2021 were repriced from $14.63 per share to $1.75 per share.

Common Stock Issued

Exercise of Warrants

In December 2024, an institutional investor exercised warrants (issued in connection with a November 2021 SPA) convertible into 100,000 shares of common stock. The Company realized proceeds of approximately $0.18 million ($1.75 per share).

In January 2025, an institutional investor exercised warrants (issued in connection with a December 2024 SPA) convertible into 760,000 shares of common stock. The Company realized de minimis proceeds (760,000 shares at $0.001 per share).

Common stock issued to Employees as Compensation

During the nine months ended March 31, 2025, the Company issued approximately 27,000 unrestricted shares of common stock to an employee as compensation and recorded share-based compensation of approximately $0.04 million in sales and marketing expenses on the condensed consolidated statement of operations.

During the nine months ended March 31, 2024, the Company issued approximately 391,000 unrestricted shares of common stock to various employees as compensation (including contractual bonus payments upon achievement of defined revenue milestones) and recorded share-based compensation of approximately $0.57 million in general and administrative and sales and marketing expenses on the condensed consolidated statement of operations.

Common stock issued to Vendors

During the nine months ended March 31, 2025, the Company issued approximately 1,300 unrestricted shares of common stock to a vendor for services performed and recorded share-based expense of approximately $0.01 million in sales and marketing expenses on the condensed consolidated statement of operations.

During the nine months ended March 31, 2024, the Company issued approximately 34,000 unrestricted shares of common stock to various vendors for services performed and recorded share-based expense of approximately $0.09 million, primarily in sales and marketing expenses on the condensed consolidated statement of operations.

Common stock issued for Exercise of Stock Options

During the nine months ended March 31, 2025, the Company issued approximately 8,000 shares of common stock in cashless transactions upon exercise of the respective option grants and realized cash proceeds of zero.

During the nine months ended March 31, 2024, the Company issued approximately 9,000 shares of common stock in cashless transactions upon exercise of the respective option grants and realized cash proceeds of zero.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common stock issued to Board of Directors

During the nine months ended March 31, 2024, the Company issued approximately 258,000 shares of common stock to certain board members in return for canceling 443,000 fully vested stock options, and recorded share-based board compensation of approximately $0.37 million. In addition, the Company issued 75,000 shares of common stock to certain board members as calendar year 2024 compensation and recorded share-based board compensation of approximately $0.11 million. The expense for these issuances was recorded in general and administrative expenses on the condensed consolidated statement of operations.

Warrants

In connection with the July 2021 IPO, the November 2021 SPA and the December 2024 SPA, the Company issued warrants, which are exercisable into Company common shares on a one-for-one basis, as detailed below. The warrants are not publicly traded.

Warrants exercised since issuance are 100,000 warrants from the November 2021 SPA exercised in December 2024 and 760,000 warrants from the December 2024 SPA exercised in January 2025.

The remaining outstanding warrants as of March 31, 2025 are:

	Warrants Outstanding	Exercise Price	Expiration Date

July 2021 IPO	87,500	$7.00	June 2026
November 2021 SPA	481,000	$1.75	November 2026
November 2021 SPA	169,000	$1.75	May 2027
Total	737,500

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

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 13.2 million common shares reserved for issuance. As of March 31, 2025, there were approximately 7.2 million shares available for issuance under the Plan. The shares available are after the granting of 1.98 million shares of executive Target Options.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan for the specific periods below are noted in the following table:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Weighted average expected terms (in years)	5.6	4.9	5.6	4.9
Weighted average expected volatility	125.4%	103.8%	121.4%	103.5%
Weighted average risk-free interest rate	4.4%	4.2%	4.3%	4.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The grant date fair value for options granted during the nine months ended March 31, 2025 and 2024 was approximately $0.73 million and approximately $1.33 million, respectively.

The following is a summary of the Company’s stock option activity for the nine months ended March 31, 2025 and 2024, excluding the executive Target Options:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2024	3,643,880	$3.95	6.5	$-
Options Granted	521,801	2.37	9.6	31,928
Options Exercised	(35,600)	2.50	2.1	-
Options Forfeited / Cancelled	(1,180,125)	4.55	6.9	7,429
Outstanding as of March 31, 2025	2,949,956	$3.46	6.0	$-
Exercisable as of March 31, 2025	1,874,221	$3.78	4.8	$-

The above table excludes executive Target Options: 1,980,000 granted, $7.00 exercise price, 7.87 remaining term in years, no intrinsic value. Vesting of these is considered remote.

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2023	6,128,381	$4.84	7.0	$1,676,966
Options Granted	1,153,662	2.32	9.8	128,315
Options Exercised	(25,000)	2.00	2.6	191
Options Forfeited / Cancelled	(3,418,851)	4.91	6.8	88
Outstanding as of March 31, 2024	3,838,192	$4.05	6.9	$-
Exercisable as of March 31, 2024	2,234,420	$4.04	5.1	$-

The above table excludes executive Target Options: 2,100,000 granted (includes 120,000 attributable to an executive who resigned in July 2024), $7.00 exercise price, 8.9 remaining term in years, no intrinsic value. Vesting of these is considered remote.

The intrinsic value of stock options activity for the nine months ended March 31, 2025 and 2024 was computed using a fair market value (fiscal year to date VWAP – volume weighted average price) of the common stock of $2.36 per share and $2.01 per share, respectively.

The intrinsic value of stock options outstanding and exercisable as of March 31, 2025 and 2024 was computed using the market closing price of $1.16 per share and $1.12 per share, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s stock option-based expense for the three and nine months ended March 31, 2025 and 2024 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2025	2024	2025	2024
Stock option-based expense :
Research and development expenses	$50,245	$71,840	$171,855	$520,697
General and administrative expenses	81,363	65,362	303,206	238,905
Sales and marketing expenses	6,803	(32,704)	73,338	254,943
Board option expense	102,235	26,271	127,154	169,546
Total	$240,646	$130,769	$675,553	$1,184,091

There is no expense included for the executive Target Options.

As of March 31, 2025 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $1.51 million (excluding executive Target Options vested value of $8.08 million, which vesting is considered remote) and is expected to be recognized over a weighted average period of 1.81 years (which excludes the executive Target Options).

NOTE 10. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
Numerator:	2025	2024	2025	2024
Net loss	$(1,502,202)	$(1,542,256)	$(2,490,522)	$(2,400,066)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	20,999,445	17,195,322	19,161,661	16,194,523

Basic and diluted net loss per share	$(0.07)	$(0.09)	$(0.13)	$(0.15)

Potentially dilutive securities, on a weighted average basis, that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2025	2024	2025	2024
Options	4,977,117	6,376,729	5,340,569	7,087,312
Warrants	788,167	837,500	1,074,507	837,500
Total	5,765,283	7,214,229	6,415,076	7,924,812

Stock options include 1,980,000 and 2,100,000 executive Target Options at March 31, 2025 and 2024, respectively. Vesting of these is considered remote.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the nine months ended March 31, 2025 and 2024, of approximately $0.37 million and approximately $0.46 million, respectively, which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. As of March 31, 2025, the Company’s operating leases have a weighted average remaining lease term of 0.74 years and weighted average discount rate of 8.13%.

The total rent expense for all operating leases for the three months ended March 31, 2025 and 2024, was approximately $0.07 million and approximately $0.21 million, respectively.

The total rent expense for all operating leases for the nine months ended March 31, 2025 and 2024, was approximately $0.27 million and approximately $0.35 million, respectively.

An early lease termination gain of approximately $0.03 million was recorded in general and administrative expenses on the condensed statement of operations for the nine months ended March 31, 2025.

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from approximately 0 to 2 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company determined that none of its current leases are reasonably certain to renew.

Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of March 31, 2025 are as follows:

Years Ended June 30,
2025 (3 remaining months)	$64,716
2026	183,882
2027	4,775
Total future minimum lease commitments, including short-term leases	253,373
Less: future minimum lease payments of short -term leases	(78,750)
Less: imputed interest	(7,272)
Present value of future minimum lease payments, excluding short term leases	$167,351

Current portion of operating lease liabilities	$147,900
Non-current portion of operating lease liabilities	19,451
Total operating lease liability	$167,351

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration for Acquisitions

Contingent consideration for acquisitions consists of the following as of March 31, 2025 and June 30, 2024, respectively (see Note 7):

	As of March 31,	As of June 30,
	2025	2024
BLI, current portion	$1,468,663	$1,431,761
XRT	-	35,714
Subtotal current portion	1,468,663	1,467,475
BLI, net of current portion	-	1,413,696
Total contingent consideration for acquisitions	$1,468,663	$2,881,171

In addition, S5D had significantly underperformed revenue expectations that were employed to determine fair value at acquisition. The possibility of achieving any remaining revenue targets to trigger additional consideration was remote and all earned consideration had been paid. Accordingly, there is no future contingent consideration recorded related to the S5D acquisition as of June 30, 2024. The contingent consideration payout period ended in January 2025 with no further consideration payments made.

Potential Future Distributions Upon Divestiture or Sale

In some instances, upon a divestiture or sale of a subsidiary company or capital raise into subsidiary company, the Company is contractually obligated to distribute a portion of the net proceeds or capital raise to the senior management team of the divested subsidiary company. No material distribution payments are currently owed or expected. See Note 4.

NOTE 12. SUBSEQUENT EVENTS

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

Overview

We are an Immersive technology company, providing enterprise focused Virtual Reality (VR), Augmented Reality (AR) and Spatial Computing software and services (Immersive technologies). Glimpse’s operating entities are located in the United States. We believe that we offer significant exposure to the rapidly growing and potentially transformative Immersive technology markets, while mitigating downside risk via our diversified model and ecosystem.

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

At the time of this filing, we have approximately 44 full time employees, primarily software developers, engineers and 3D artists.

The Glimpse Group, Inc. was incorporated in June 2016 under the laws of the State of Nevada, and is headquartered in New York, New York.

Business Organization Chart (as of March 31, 2025):

Financial Highlights for the three and nine months ended March 31, 2025 compared to the three and nine months ended March 31, 2024.

Results of Operations

The following table sets forth our results of operations for the three months and nine months ended March 31, 2025 and 2024:

Summary P&L

	For the Three Months Ended March 31,		Change		For the Nine Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions)				(in millions)
Revenue	$1.42	$1.90	$(0.48)	-25%	$7.03	$7.08	$(0.05)	-1%
Cost of Goods Sold	0.40	0.57	(0.17)	-30%	2.06	2.41	(0.35)	-15%
Gross Profit	1.02	1.33	(0.31)	-23%	4.97	4.67	0.30	6%
Total Operating Expenses	2.60	2.93	(0.33)	-11%	7.58	7.26	0.32	4%
Loss from Operations before Other Income	(1.58)	(1.60)	0.02	1%	(2.61)	(2.59)	(0.02)	1%
Other Income	0.08	0.06	0.02	33%	0.12	0.19	(0.07)	-37%
Net Loss	$(1.50)	$(1.54)	$0.04	3%	$(2.49)	$(2.40)	$(0.09)	-4%

Revenue

	For the Three Months Ended March 31,		Change		For the Nine Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions)				(in millions)
Software Services	$1.28	$1.47	$(0.19)	-13%	$6.64	$6.51	$0.13	2%
Software License/Software as a Service	0.14	0.43	(0.29)	-67%	0.39	0.57	(0.18)	-32%
Total Revenue	$1.42	$1.90	$(0.48)	-25%	$7.03	$7.08	$(0.05)	-1%

Total revenue for the three months ended March 31, 2025 was approximately $1.42 million compared to approximately $1.90 million for the three months ended March 31, 2024, a decrease of 25%. The decrease reflects the revenue recognition timing of certain projects and license renewals. Total revenue for the nine months ended March 31, 2025 was approximately $7.03 million compared to approximately $7.08 million for the nine months ended March 31, 2024, flat period over period. This reflects a new Spatial Core customer replacing certain legacy non-Spatial core customers.

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

For the three months ended March 31, 2025, Software Services revenue was approximately $1.28 million compared to approximately $1.47 million for the three months ended March 31, 2024, a decrease of 13%. The decrease reflects the revenue recognition timing of certain projects. For the nine months ended March 31, 2025, Software Services revenue was approximately $6.64 million compared to approximately $6.51 million for the nine months ended March 31, 2024, an increase of 2%. The increase reflects a new Spatial Core customer replacing certain legacy non-Spatial core customers.

For the three months ended March 31, 2025, Software License revenue was approximately $0.14 million compared to approximately $0.43 million for the three months ended March 31, 2024, a decrease of 67%. For the nine months ended March 31, 2025, Software License revenue was approximately $0.39 million compared to approximately $0.57 million for the nine months ended March 31, 2024, a decrease of 32%. The decrease for both periods reflects the timing of license renewals and the divestiture of the QReal business.

Customer Concentration

Three customers accounted for approximately 52% (32%, 10% and 10%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2025. One of the same customers and another customer accounted for approximately 58% (35% and 23%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2025. Two customers accounted for approximately 40% (25% and 15%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2024. The same two customers and another customer accounted for approximately 48% (23%, 15% and 10%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2024.

Gross Profit

	For the Three Months Ended March 31,		Change		For the Nine Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions)				(in millions)
Revenue	$1.42	$1.90	$(0.48)	-25%	$7.03	$7.08	$(0.05)	-1%
Cost of Goods Sold	0.40	0.57	(0.17)	-30%	$2.06	2.41	(0.35)	-15%
Gross Profit	1.02	1.33	(0.31)	-23%	4.97	4.67	0.30	6%
Gross Profit Margin	72%	70%			71%	66%

Gross profit margin was approximately 72% for the three months ended March 31, 2025, compared to approximately 70% for the three months ended March 31, 2024. The increase reflects the revenue mix having less labor costs. Gross profit margin was approximately 71% for the nine months ended March 31, 2025 compared to approximately 66% for the nine months ended March 31, 2024. The increase reflects the revenue mix having less third party costs.

Operating Expenses

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions)				(in millions)
Research and development expenses	$0.83	$1.14	$(0.31)	-27%	$2.61	$4.21	$(1.60)	-38%
General and administrative expenses	1.16	1.23	(0.07)	-6%	2.95	3.37	(0.42)	-12%
Sales and marketing expenses	0.48	0.56	(0.08)	-14%	1.61	2.14	(0.53)	-25%
Amortization of acquisition intangible assets	0.10	0.29	(0.19)	-66%	0.33	0.95	(0.62)	-65%
Subtotal	$2.57	$3.22	$(0.65)	-20%	$7.50	$10.67	$(3.17)	-30%

Intangible asset and goodwill impairment	-	-	-	N/A	-	0.90	(0.90)	-100%
Change in fair value of acquisition contingent consideration	0.03	(0.29)	0.32	-110%	0.08	(4.31)	4.39	-102%
Total Operating Expenses	$2.60	$2.93	$(0.33)	-11%	$7.58	$7.26	$0.32	4%

Operating expenses for the three months ended March 31, 2025 were approximately $2.60 million compared to approximately $2.93 million for the three months ended March 31, 2024, a decrease of 11%. Operating expenses for the nine months ended March 31, 2025 were approximately $7.58 million compared to approximately $7.26 million for the nine months ended March 31, 2024, an increase of 4%. Excluding the change in fair value of acquisition contingent consideration and intangible asset impairment, operating expenses decreased 20% and 30%, respectively, for the three and nine months ended March 31, 2025 compared to the comparable periods in 2024. The decrease reflects our Strategic Shift, divestiture of the QReal business and reduction in non core businesses.

Research and Development

Research and development expenses for the three months ended March 31, 2025 were approximately $0.83 million compared to approximately $1.14 million for the three months ended March 31, 2024, a decrease of 27%. Research and development expenses for the nine months ended March 31, 2025 were approximately $2.61 million compared to approximately $4.21 million for the nine months ended March 31, 2024, a decrease of 38%. The decreases for both periods reflect the divestiture of the QReal business, more efficient use of headcount (portion that is allocated to cost of goods sold) and other headcount reductions as part of our Strategic Shift.

General and Administrative

General and administrative expenses for the three months ended March 31, 2025 were approximately $1.16 million compared to approximately $1.23 million for the three months ended March 31, 2024, a decrease of 6%. The decrease reflects the divestiture of the Qreal business. General and administrative expenses for the nine months ended March 31, 2025 were approximately $2.95 million compared to approximately $3.37 million for the nine months ended March 31, 2024, a decrease of 12%. The decrease reflects the divestiture of the QReal business and certain corporate administrative cost reductions.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2025 were approximately $0.48 million compared to approximately $0.56 million for the three months ended March 31, 2024, a decrease of 14%. Sales and marketing expenses for the nine months ended March 31, 2025 were approximately $1.61 million compared to approximately $2.14 million for the nine months ended March 31, 2024, a decrease of 25%. The decrease for both periods reflect the divestiture of the QReal business, partially offset by an increase in revenue related incentive pay.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the three months ended March 31, 2025 was approximately $0.10 million compared to approximately $0.29 million for the three months ended March, 2024, a decrease of 66%. Amortization of acquisition intangible assets expense for the nine months ended March 31, 2025 was approximately $0.33 million compared to approximately $0.95 million for the nine months ended March, 2024, a decrease of 65%. The decrease for both periods is attributable to the write off of Brightline Interactive’s (“BLI”) intangible assets – legacy customer relationships in June 2024.

Intangible Asset and Goodwill Impairment

Intangible asset and goodwill impairment for the three months ended March 31, 2025 and 2024 was zero. Intangible asset impairment for the nine months ended March 31, 2025 was zero compared to approximately $0.90 million for the nine months ended March 31, 2024. The $0.90 million impairment for the nine months ended March 31, 2024 represents the write-off of goodwill and the net intangible asset - technology attributable to the divestiture of PulpoAR, LLC.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the three months ended March 31, 2025 was an expense of approximately $0.03 million compared to a gain of approximately $0.29 million for the three months ended March 31, 2024. Change in fair value of acquisition contingent consideration for the nine months ended March 31, 2025 was an expense of approximately $0.08 million compared to a gain of approximately $4.31 million for the nine months ended March 31, 2024. The expense in 2025 represents the change in the time value of money related to the present value of future consideration payments related to the BLI acquisition. The gain in 2024 was driven by revisions to revenue forecasts and a decrease in the common stock price of Glimpse between measurement dates.

Other Income

Other income was approximately $0.08 million and approximately $0.06 million, respectively, for the three months ended March 31, 2025 and 2024. Other income was approximately $0.12 million and approximately $0.19 million, respectively, for the nine months ended March 31, 2025 and 2024. This income represents interest income and reflects changes in cash and cash equivalent balances.

Net Loss

Net loss for the three months ended March 31, 2025 was approximately $1.50 million compared to a loss of approximately $1.54 million for the comparable 2024 period. Net loss for the nine months ended March 31, 2025 was approximately $2.49 million compared to a loss of approximately $2.40 million for the nine months ended March 31, 2024. Excluding the gains from change in fair value of acquisition contingent consideration and intangible asset impairment in 2024 (see Operating Expenses section above), the losses for the three and nine months ended March 31, 2024 were approximately $1.83 million and approximately $5.81 million, respectively. The reduction in loss based on this comparison reflects our Strategic Shift, divestiture of the QReal business and reduction in non core businesses.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended March 31, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net loss	$(1.50)	$(1.54)	$(2.49)	$(2.40)
Depreciation and amortization	0.12	0.32	0.39	1.04
EBITDA loss	(1.38)	(1.22)	(2.10)	(1.36)
Stock based compensation expenses	0.31	0.62	0.71	1.83
Loss on subsidiary divestiture	-	-	0.11	-
Gain on office lease termination	-	-	(0.03)	-
Non cash change in fair value of acquisition contingent consideration	0.03	(0.29)	0.09	(4.32)
Intangible asset and goodwill impairment	-	-	-	0.90
Non cash change in fair value of accrued performance bonus	-	-	-	(0.55)
Adjusted EBITDA loss	$(1.04)	$(0.89)	$(1.22)	$(3.50)

Adjusted EBITDA loss was approximately $1.04 million for the three months ended March 31, 2025 compared to an approximate $0.89 million loss for the three months ended March 31, 2024. This is primarily driven by reduced revenue. Adjusted EBITDA loss was approximately $1.22 million for the nine months ended March 31, 2025 compared to an approximate $3.5 million loss for the nine months ended March 31, 2024. The improvement reflects our Strategic Shift, divestiture of the QReal business and reduction in non core businesses.

Liquidity and Capital Resources

	For the nine Months Ended
	March 31,		Change
	2025	2024	$	%
	(in millions)
Net cash used in operating activities	$(0.13)	$(4.28)	$4.15	97%
Net cash used in investing activities	(1.54)	(0.02)	(1.52)	N/A
Net cash provided by financing activities	6.88	2.97	3.91	-132%
Net increase (decrease) in cash and cash equivalents	5.21	(1.33)	6.54	N/A
Cash and cash equivalents, beginning of year	1.85	5.62	(3.77)	-67%
Cash and cash equivalents, end of period	$7.06	$4.29	$2.77	65%

Operating Activities

Net cash used in operating activities was approximately $0.13 million for the nine months ended March 31, 2025, compared to approximately $4.28 million during the nine months ended March 31, 2024, an improvement of 97%. This was driven by improved profit margins and expense reductions reflective of our Strategic Shift, divestiture of the QReal business and reduction in non core businesses.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2025 was approximately $1.54 million compared to a negligible amount during the comparable 2024 period. The 2025 amount primarily represents a $1.50 million payment of contingent consideration related to the BLI acquisition.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2025 was approximately $6.88 million compared to approximately $2.97 million during the nine months ended March 31, 2024. Both periods represent proceeds of securities purchase agreements entered into with institutional investors.

Capital Resources

As of March 31, 2025, the Company had cash and cash equivalents of $7.06 million.

As of March 31, 2025, the Company had no outstanding debt obligations.

As of March 31, 2025, the Company had no issued and outstanding preferred stock.

As of March 31, 2025, contingent consideration for acquisition liabilities contains cash components ranging up to $1.50 million, potentially payable through September 2025 contingent on BLI achieving certain revenue milestones.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Equity Securities

During the three months ended March 31, 2025, the Company issued 11,750 shares of common stock for:

	Number of Shares	Cash Proceeds	Value of Shares
Compensation and vendor expense	11,750	$-	$29,023
Total	11,750	$-	$29,023

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of May, 2025.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer
(Principal Financial Officer)

