Form 10-K
period 2025-06-30
Glimpse Group, Inc.
filed 2025-09-29
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-40556

THE GLIMPSE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-2958271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 West 38th St., 12th Floor New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 292-2685

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	VRAR	The Nasdaq Stock Market LLC

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

As of December 31, 2024, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $41,000,000 based on the closing sale price as reported on the Nasdaq Capital Market of $2.47 per share.

As of September 26, 2025, 21,066,006 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

THE GLIMPSE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Company Overview

We are an Immersive technology company, providing enterprise focused Virtual Reality (VR), Augmented Reality (AR) and Spatial Computing software and services (Immersive technologies). Glimpse’s operating entities are located in the United States. We believe that we offer significant exposure to the growing and potentially transformative Immersive technology markets, while mitigating downside risk via our diversified model and ecosystem.

Our ecosystem of Immersive technology entities, collaborative environment and diversified business model aims to simplify the challenges faced by companies in the emerging Immersive technology industry, create scale, build operational efficiencies, reduce time to market and enhance go-to-market synergies, while simultaneously providing investors with an opportunity to invest directly via a diversified infrastructure.

The Immersive technology industry is an early-stage technology industry with nascent markets. We believe that this industry has significant growth potential across verticals, may be transformative, and that our diversified ecosystem creates important competitive advantages. We currently target a wide array of industry verticals, including but not limited to: Corporate Training, Education, Healthcare, Government & Defense, Branding/Marketing/Advertising, Retail, Media & Entertainment, Corporate Events and Social VR support groups and therapy. We focus primarily on the business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”) segments, and we are hardware agnostic.

In fiscal year 2024, we shifted our businesses (“Strategic Shift”) to focus on providing immersive technology solutions software and services that are primarily driven by Spatial Computing, Cloud and Artificial Intelligence (“AI”), including our product “Spatial Core,” led by our entity Brightline Interactive, LLC (“BLI”). We believe that Spatial Core is a key differentiator, growth driver and competitive advantage for us.

The Glimpse Ecosystem

We develop, commercialize and market innovative and proprietary Immersive technology software products, solutions. Our ecosystem is comprised of several entities, each targeting different industry segments in a non-competitive, collaborative manner. Our experienced management and dynamic Immersive technology entrepreneurs and employees have deep domain expertise, providing the foundation for value-add collaborations throughout our ecosystem.

Each of our ecosystem entities share operational, financial and intellectual property (“IP”) infrastructure, facilitating shorter time-to-market, higher quality products, reduced development costs, fewer redundancies, significant go-to-market synergies and, ultimately, a higher potential for success for the Company. We believe that our collaborative ecosystem is unique and necessary, especially given the early nature of the Immersive technology industry. By offering technologies and solutions in various industry segments, we aim to reduce dependency on any single entity, technology or industry segment.

As part of our platform, we provide a centralized corporate structure, which significantly reduces general and administrative costs (financial, operational, legal & IP), streamlines capital allocation and helps in coordinating business strategies. All employees, no matter which entity they are allocated to, are Glimpse employees. Additionally, aligned economic incentives encourage cross-company collaboration. Substantially all of our employees own equity in our Company, further driving cross-pollination of ideas and fostering collaboration. While each entity owns its own IP, our parent company currently owns 100% of each entity.

Organizational Chart:

Glimpse Ecosystem Entities

1.	Brightline Interactive, LLC (“BLI”): Spatial computing, Immersive technologies, AI and Cloud (Spatial Core), primarily targeting the Department of Defense (“DoD”) and large enterprise segments.

2.	Sector 5 Digital, LLC (“S5D”): Corporate Immersive technologies experiences and events.

3.	Glimpse Learning, LLC: Leveraging immersive technologies and AI for education, healthcare & training.

4.	Glimpse Lenses, LLC: life-like 3D modeling and Augment Reality lens creation.

Key Business Developments During Fiscal Year 2025

Divestiture

As part of our strategic realignment around Spatial Core and divestiture of non-core assets, on October 7, 2024, we announced that, we had entered into an agreement, effective on October 1, 2024, to divest the business of our then wholly owned subsidiary company QReal, LLC (“QReal”) and its related operating entity, GLIMPSE GROUP YAZILIM VE ARGE TİCARET ANONİM ŞİRKET, in a management buyout by the then General Manager of QReal (the “Divestiture”).

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

Securities Purchase Agreement

On December 23, 2024, we closed a registered direct offering pursuant to a securities purchase agreement pursuant to which we sold to an institutional investor, 1,990,000 shares of our common stock and pre-funded warrants to purchase up to 760,000 shares of our common stock. The purchase price for each share of common stock was $2.65 per share and the purchase price for each pre-funded warrant was $2.649 (which was equal to the purchase price per share of common stock, less $0.001).

The pre-funded warrants had an exercise price of $0.001 per share of common stock, became immediately exercisable upon issuance, and were fully exercised in January 2025.

We realized net proceeds (after placement agent fees and other offering expenses) of $6.79 million from the offering.

At-The-Market Offering

On July 11, 2025, we entered into a Sales Agreement with WestPark Capital, Inc., as sales agent, pursuant to which we may offer and sell, from time to time through WestPark Capital, Inc., up to $3,081,340 of our common stock, by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. We refer to the foregoing transaction in this Report as the “ATM Facility.” No shares under the ATM Facility have been sold to date.

SpatialCore Contract

On August 13, 2025 we entered into a $2+ million SpatialCore contract to be delivered over a 12 month period.

The Immersive Technology Markets

Virtual Reality (VR) fully immerses the user in a digital environment via a head mounted display (“HMD”), where the user is blocked out of their immediate physical environment. Augmented Reality (AR) is a less immersive experience, where the user views their immediate physical environment with digital images overlaid, via a phone, tablet or a dedicated HMD such as smart glasses. Spatial Computing are the computer processes and tools used to capture, process to blend 3D data into real physical space, often by utilizing VR and AR HMDs and incorporating AI technologies. While distinct, VR, AR and Spatial Computing are related, utilize some similar underlying technologies and are expected to become increasingly interconnected - combined they are often referred to as Immersive technology.

Immersive technologies are emerging technologies, and the markets for them are still nascent. We believe that Immersive technologies and solutions have the potential to fundamentally transform how people and businesses interact, further enabling remote work, education and commerce. Immersive technologies are also expected to increasingly interconnect with other emerging technologies such as AI, cloud computing, computer vision, big data, and blockchain. Additionally, HMD and telecommunication (5G) advancements have been driving vast improvements in capabilities and ease of use, while significantly reducing headset cost. As a result, market adoption has accelerated and is expected to continue. Leading technology companies such as Meta, Apple, Microsoft, Google, ByteDance (Pico), Samsung, Sony, HTC and HP have been at the forefront of VR/AR hardware development and software infrastructure, while also increasing integration of their products with AR and VR capabilities.

Since Meta released its first VR headset as a consumer product in 2016 (after its $2B+ acquisition of Oculus), successive iterations of it, as well as others, such as the Apple Vision Pro and Meta Ray-Ban smart glasses, have become significantly lighter, more comfortable, lower priced, with higher resolution and increasingly wireless/mobile. With a standalone mobile headset, users no longer need an expensive gaming computer to power the headset and they also do not have a wire tethered to that computer restricting movement. These advances have facilitated easier corporate procurement and integration. The accelerating rollout of 5G should enable further improvement in user experience since with 5G, remote processing and heavier, real time applications become possible without noticeable visual lag, allowing for lighter, smaller, more comfortable HMDs with longer battery life. Advances in AI technologies are expanding the Immersive technology space, enabling capabilities in massive data computing, digital twin creation, complex simulations, life like and intelligent interfaces and experiences and more.

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

On occasion, we enter into distribution partnerships for our products with third parties. These have not yet led to material revenues.

Competitive Environment

We believe that our competitors in the Immersive technology industry are focused on two primary segments: VR/AR Hardware (headsets) and Software.

Immersive Technology Hardware (Headsets) (“Hardware”):

We do not develop any Hardware, and our software and service solutions are mostly compatible with any Hardware. We believe that Hardware development, commercialization and distribution are highly capital intensive and there is not yet large enough scale or mass adoption in the Immersive technology industry to justify such expenditures for a smaller company. As such, there are relatively few participants on the Hardware side, some very large (for example: Meta, Microsoft, Samsung, Google, Apple, ByteDance (Pico), HTC, HP, Lenovo, Sony and Epson) and some much smaller (for example: Magic Leap, XREAL, Varjo and Vuzix). In general, Hardware cycles have been accelerating and performance improving, with simplified usability and reduced end-user costs. The more advanced, easier to use and cheaper the Hardware becomes, the higher the potential for the development of robust software applications and increased market adoption of Immersive technology solutions.

We also believe that while the core computing is done on the headset, the size of the headset will remain relatively large/heavy and the level of applications limited. Therefore, in order to reach mass adoption, it is imperative in our view that the core computing move from the headset to the cloud and then transmitted back to the headset via 5G/broadband, allowing for a smaller/lighter form factor of the headset and more impactful applications. As part of our strategic shift to Spatial Core, we are focused on providing the middleware enabling this transition.

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

While competition is evolving, there is currently no dominant player in any particular Immersive technology Software segment. We believe that we have the potential to become a leader in this software space, led by our Spatial Core offerings.

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

Expansion and Diversification Strategy

As described above in “—Competitive Environment” above, the Immersive Technology Software and services industries are highly fragmented. There are numerous potential acquisition targets that, while having established a niche market position, product or technology, have limited resources and ability to pursue growth initiatives. We may continue to add to our ecosystem both companies and technologies, subject to the availability of capital, the value of our equity and attractive deal terms. Beyond the expected financial impact of each such potential addition, these could also enhance our ecosystem, technology, scale and competitive position. These potential acquisitions may be domestic or international.

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

As of the date of the filing of this Report, and as summarized in the table below, we have been issued 10 patents by the United States Patent and Trademark Office (“USPTO”) and have an additional 13 filed patent applications in process.

Issued Patents

Name	Entity	Filing Date*	US Patent #
SIMULATED REALITY CROSS PLATFORM SYSTEM	Foretell Studios, LLC	4/23/2020	16/857,015
MARKER-BASED POSITIONING OF SIMULATED REALITY	Sector 5 Digital LLC	4/23/2020	16/856,916
AUGMENTED REALITY GEOLOCATION USING IMAGE MATCHING	Sector 5 Digital LLC	8/22/2018	16/108,830
INTERACTIVE MIXED REALITY SYSTEM FOR A REAL-WORLD EVENT	The Glimpse Group, Inc.	6/21/2018	16/014,956
SYSTEM FOR SHARING USER-GENERATED CONTENT	The Glimpse Group, Inc.	6/12/2019	16/439,280
IMMERSIVE DISPLAY SYSTEM WITH ADJUSTABLE PERSPECTIVE	The Glimpse Group, Inc.	11/27/2018	16/201,863
SIMULATED REALITY TRANSITION ELEMENT LOCATION	The Glimpse Group, Inc.	6/15/2020	16/901,830
SIMULATED REALITY ADAPTIVE USER SPACE	Foretell Studios, LLC	7/27/2020	16/939,504
IMMERSIVE ECOSYSTEM	Brightline Interactive, LLC	6/4/2024	12/002,180
SYSTEM AND METHOD FOR GENERATING AN AUGMENTED REALITY EXPERIENCE	Brightline Interactive, LLC	11/19/2020	16/953,264

* Each of the patents listed above expires 20 years from its filing date.

Filed Patents (in process, Provisional and Non-Provisional)

Name	Entity	Filing Date	US Patent #
AUDIO PROCESSING IN A VIRTUAL ENVIRONMENT	Foretell Studios, LLC	6/15/2022	17/841,258
REAL-TIME VISUALIZATION OF HEAD MOUNTED DISPLAY USER REACTIONS	Foretell Studios, LLC	4/6/2022	17/714,953
DISPOSITIONAL AFFECT FOR VIRTUAL CHARACTER INTERACTIONS IN VR APPS	The Glimpse Group, Inc.	6/13/2023	18/401,868
BE ANYONE AND ANYTHING	Foretell Studios, LLC	12/13/2022	18/401,879
CONTROLLED NON-HUMAN CONVERSATION FLOW IN VR	The Glimpse Group, Inc.	4/3/2023	63/456,571
ROBO DIRECTOR	Sector 5 Digital, LLC	11/15/2024	63/730,039
SYSTEM FOR USING CONTEXT AWARE INTERACTIONS WITHIN 3D ENVIRONMENTS	Foretell Studios, LLC	3/25/2025	63/777,080
METHOD FOR VERIFYING OWNERSHIP AND HUMAN PRESENCE IN A VIRTUAL EXPERIENCE	Foretell Studios, LLC	2/28/2025	63/764,699
SYSTEM FOR COMMERCIALLY DRIVEN AI RESPONSE MODIFICATIONS USING ADAPTIVE FILTER TECHNOLOGY	Foretell Studios, LLC	3/25/2025	63/777,084
AUGMENTING MIXED REALITY EXPERIENCES WITH CONTEXTUAL VIRTUAL ASSETS SYSTEM	Sector 5 Digital, LLC	6/10/2025	63/821164

SYSTEM THAT USES AI TO ANALYZE A USER’S AFFECT, MEASURED BY REFERENCING SUCH THINGS AS BODY MOTION, POSTURE, FACIAL EXPRESSION, VOICE, ETC. AND CALCULATES AN EVALUATION OF THIS DATA WHEN COMPARED TO A RUBRIC.

	Foretell Studios, LLC	6/2/2025	63/816,086
METHOD OF ISSUANCE OF ADAPTIVE AWARDS BASED ON AI RECOGNITION OF HUMAN ACHIEVEMENTS	Foretell Studios, LLC	5/22/2025	63/810,572
METHODOLOGY FOR TRAINING AI TO READ ATTITUDINAL AFFECT	The Glimpse Group, Inc.	6/10/2025	63/821,154

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

Business Cycles

Based on our history and information available to date, we have not been able to identify any seasonality of cycles within our business. Since Immersive technology is an emerging industry, market and customer education are material and therefore the length of the typical sales cycle can be between three and 18 months, depending on the size and complexity of the proposed solution and the customer’s level of understanding of the Immersive technology space and prior experience. Longer sales cycles often apply to DoD type customers, where product evaluation, contracting and budgeting can be lengthy.

Economic Dependence

For the year ended June 30, 2025, two customers accounted for approximately 61% (40%, and 21%, respectively) of our total gross revenues. No other customer accounted for more than 10% of our revenues for the year ended June 30, 2025. One of the same customers and another customer accounted for approximately 38% (23% and 15%, respectively) of our total gross revenues during the year ended June 30, 2024. No other customer accounted for more than 10% of our revenues for the year ended June 30, 2024.

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

Human Capital

At June 30, 2025, we had approximately 40 full time employees, primarily software developers, engineers and 3D artists.

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

We have incurred significant net losses since inception and may continue to incur net losses for the foreseeable future and may never maintain profitability.

We have incurred significant net losses since inception. For the fiscal years ended June 30, 2025 and 2024, we incurred a net loss of approximately $2.6 million and approximately $6.4 million, respectively. As of June 30, 2025, we had an accumulated deficit of approximately $65.6 million. We continue to devote efforts towards building and evolving our technology platform and perusing growth opportunities. Our cash flow has significantly improved in recent quarters and we expect our current cash balance to be sufficient in funding operations for at least the next 12 months from the date of issuance of these consolidated financial statements. However, we may continue to generate negative cash flow in future periods which may eventually require us to raise capital in order to maintain our operations.

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

For the fiscal years ended June 30, 2025 and 2024, our five largest customers accounted for approximately 76% and 53% of our revenues, respectively. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, some of our contracts with these customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations and/or trading price of our common stock.

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

Additionally, there can be no assurance that we will be able to successfully identify, acquire or profitably manage such additional companies, technologies, or intellectual property or successfully integrate these, if any, into the Glimpse ecosystem without substantial costs, delays or other operational or financial problems. If potential acquisition targets are unwilling to accept our equity as the consideration for their businesses, then we may be required to seek additional financing through the issuance of debt securities or other arrangements to finance the acquisition transaction. If we complete a business combination, we may require additional financing to fund the operations or growth of an acquisition target. Further, acquisitions involve a number of other special risks, including possible adverse effects on our operating results, diversion of management’s attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities, and realization of acquired intangible assets, some or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that the companies, technologies, or intellectual property acquired in the future, if any, will generate anticipated revenues and earnings. As a result, we may be required to seek additional financing through the issuance of equity or debt securities or other arrangements. To the extent that we are unable to acquire additional companies, technologies, or intellectual property or integrate those successfully, our ability to generate and increase our revenues may be reduced significantly. As a result, we may be required to seek additional financing through the issuance of equity or debt securities or other arrangements. As an early-stage company, we cannot assure that such financing will be available on acceptable terms, if at all.

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

In the future, we may continue to pursue acquisitions of assets, products or businesses that we believe are complementary to our existing business and/or to enhance our market position or expand our product portfolio. There is a risk that we will not be able to identify suitable acquisition candidates available for sale at reasonable prices, complete any acquisition, or successfully integrate any acquired product or business into our operations. We may face competition for acquisition candidates from other parties including those that have substantially greater available resources. Acquisitions may involve a number of other risks, including:

●	diversion of management’s attention from other of our entities;

●	disruption to our ongoing business;

●	failure to retain key acquired personnel;

●	difficulties in integrating acquired operations, technologies, products, or personnel;

●	unanticipated expenses, events, or circumstances;

●	assumption of disclosed and undisclosed liabilities; and

●	inappropriate valuation of the acquired in-process R&D, or the entire acquired business.

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

On September 3, 2024, we received a notification letter from the Listing Qualifications Department of Nasdaq notifying us that, because the closing bid price for our common stock was below $1.00 for the prior 30 consecutive business days, we no longer met the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we had a period of 180 calendar days from September 3, 2024, or until March 3, 2025, to regain compliance with the Minimum Bid Price Requirement. On December 24, 2025, we announced that we had received written from the Nasdaq informing the us that we had regained compliance with the Minimum Bid Price Requirement.

Even though we regained compliance with the Minimum Bid Price Requirement, we cannot assure that we will not, in the future, fail to comply with Nasdaq’s requirements to maintain the listing of our common stock on Nasdaq, or that we will be able to regain compliance in the event of any such non-compliance. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more as measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity risk management program is intended to protect the confidentiality, integrity, and availability of our critical IT systems, information and IP. Cybersecurity risks are among the risks evaluated and considered by, our broader enterprise risk management program, which is designed to identify, assess, prioritize and mitigate risks across the organization to enhance our resilience and support the achievement of our strategic objectives.

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

Our cybersecurity risk management program includes:

●	Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment.

●	Security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;

●	The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls.

●	Cybersecurity awareness training of our employees, incident response personnel, and senior management.

●	Cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

●	Third-party risk management process for service providers, suppliers, and vendors.

We also have a cybersecurity incident response plan for the CIRT to assess and manage cybersecurity incidents, which includes escalation procedures based on the nature and severity of the incident including, where appropriate, escalation to our board of directors.

As part of our overall risk mitigation strategy, we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks; however, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches, cyberattacks and other related breaches.

As of the date of this Report, we do not believe that any risks from cybersecurity threats, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us.

Governance

Our board of directors has primary responsibility for oversight of our cybersecurity and other information technology risks, including our plans to mitigate cybersecurity risks and to respond to data breaches.

Our board of directors receives reports from our Director of Information Technology on cybersecurity matters on as needed basis. These reports can include a range of topics, including our cybersecurity risk profile, the current cybersecurity and emerging threat landscape, the status of ongoing cybersecurity initiatives, incident reports, and the results of internal and external assessments of our information systems. The Audit Committee of our board of directors (the “Audit Committee”) also annually reviews the adequacy and effectiveness of our information and technology security policies and the internal controls regarding information and technology security and cybersecurity, and periodically receives updates. The Chair of the Audit Committee reports to the full board of directors on these discussions as appropriate.

At the management level, our Director of Information Technology who is experienced in cybersecurity matters, leads our enterprise-wide cybersecurity program, and is responsible for assessing and managing our materials risks from cybersecurity threats. In performing his role, our Director of Information Technology is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through the management of, and participation in, the cybersecurity risk management program and other processes described above, including the maintenance and execution of our cyber incident response plan. Our Director of Information Technology reports to our Chief Financial Officer/Chief Operating Officer and to our Chief Executive Officer.

ITEM 2. PROPERTIES

We are based in New York, New York, with a lease expiring on December 31, 2025. We have not yet determined whether we are going to renew this lease, and if so in what capacity. If we don’t renew the current lease, we may move to an alternative location or become fully remote for the New York office.

We also have a lease in Ashburn, Virginia for the operations of BLI, expiring in April 2026 which we expect to renew, under terms to be determined. We also have a nominal lease in Richardson, Texas, expiring in November 2026.

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

Holders of Record

As of September 22, 2025, we had 100 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Recent Sales of Unregistered Securities

	Number of Shares*	Cash Proceeds	Value of Shares
Compensation and vendor expense	11,750	-	$14,218
Total	11,750	-	$14,218

* For the fourth quarter period ended June 30, 2025. Transactions for prior quarters were previously reported in the Company’s Form 10-Q filings for the respective periods.

Please refer to Note 10 of our consolidated financial statements included in this Report.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis of the results of operations and financial condition of The Glimpse Group, Inc. and its underlying entities (collectively referred to as “Glimpse” or the “Company”) as of and for the fiscal years ended June 30, 2025 and 2024, should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this Report, as well as the other financial information we file with the SEC from time to time. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of factors discussed in “Risk Factors” elsewhere in this Report, and other factors that we may not know. See “Cautionary Statement Regarding Forward-Looking Statements.”

Company Overview

We are an Immersive technology company, providing enterprise focused Virtual Reality (VR), Augmented Reality (AR) and Spatial Computing software and services (Immersive technologies). Glimpse’s operating entities are located in the United States. We believe that we offer significant exposure to the growing and potentially transformative Immersive technology markets, while mitigating downside risk via our diversified model and ecosystem.

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

The Immersive technology industry is an early-stage technology industry with nascent markets. We believe that this industry has significant growth potential across verticals, may be transformative, and that our diversified ecosystem creates important competitive advantages. We currently target a wide array of industry verticals, including but not limited to: Corporate Training, Education, Healthcare, Government & Defense, Branding/Marketing/Advertising, Retail, Media & Entertainment, Corporate Events and Social VR support groups and therapy. We focus primarily on the business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”) segments, and we are hardware agnostic.

In fiscal year 2024, we shifted our businesses focus (“Strategic Shift”) to focus on providing immersive technology solutions software and services that are primarily driven by Spatial Computing, Cloud and Artificial Intelligence (“AI”), including our product “Spatial Core,” led by our entity Brightline Interactive, LLC (“BLI”). We believe that Spatial Core is a key differentiator, growth driver and competitive advantage for us.

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

Intangible assets (excluding Goodwill)

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

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s consolidated balance sheets as of June 30, 2025 and 2024. Contingent consideration has been recorded at its fair values using unobservable inputs that include assumptions regarding financial forecasts and discount rates. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The Company’s other financial instruments consist primarily of accounts receivable, accounts payable and other liabilities, and are reported at approximate fair value due to the short-term nature of these instruments.

Revenue Recognition

Nature of Revenues

The Company reports its revenues in three categories:

●	Software Services: VR, AR and Spatial Computing projects, solutions and consulting services.

●	Software License and Software-as-a-Service (“SaaS”): VR, AR or Spatial Computing software that is sold either as a license or as a SaaS subscription.

●	Royalty Income: Royalty income earned pursuant to certain specific agreements.

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

For distinct performance obligations recognized at a point in time, any unrecognized portion of revenue and any corresponding unrecognized expenses are presented as deferred revenue and deferred costs, respectively, in the accompanying consolidated balance sheets. Deferred costs include cash based payroll costs, and may include payments to consultants and vendors.

For distinct performance obligations recognized over time, the Company records deferred cost (costs in excess of billings) when revenue is recognized prior to invoicing, or deferred revenue (billings in excess of costs) when revenue is recognized subsequent to invoicing.

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

Disaggregation of Revenue

The Company generated revenue for the years ended June 30, 2025 and 2024 by delivering: (i) Software Services, consisting primarily of VR/AR/Spatial Computing software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR, AR and Spatial Computing software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

Revenue for a significant portion of Software Services projects and solutions (projects whereby, the development of the project leads to an identifiable asset with an alternative use to the Company) is recognized at the point of time in which the customer obtains control of the project, customer accepts delivery and confirms completion of the project. On rare occasions, the Company generates Software Services revenues are custom project solutions (projects whereby, the development of the custom project leads to an identifiable asset with no alternative use to the Company, and, in which, the Company also has an enforceable right to payment under the contract) and are therefore recognized based on the percentage of completion using an input model with a master budget. The budget is reviewed periodically and percentage of completion adjusted accordingly.

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

Highlights

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

Summary P&L

	For the Years Ended
	June 30,		Change
	2025	2024	$	%
	(in millions)
Revenue	$10.53	$8.80	$1.73	20%
Cost of Goods Sold	3.41	2.94	0.47	16%
Gross Profit	7.12	5.86	1.26	22%
Total Operating Expenses	9.86	12.47	(2.61)	-21%
Loss from Operations before Other Income	(2.74)	(6.61)	3.87	59%
Other Income	0.19	0.22	(0.03)	-14%
Net Loss	$(2.55)	$(6.39)	$3.84	60%

Revenue

	For the Years Ended
	June 30,		Change
	2025	2024	$	%
	(in millions)
Software Services	$10.00	$8.13	$1.87	23%
Software License/Software as a Service	0.51	0.67	(0.16)	-24%
Royalty Income	0.02	-	0.02	100%
Total Revenue	$10.53	$8.80	$1.73	20%

Total revenue for the year ended June 30, 2025 was approximately $10.53 million compared to approximately $8.80 million for the year ended June 30, 2024, an increase of approximately 20%. The increase primarily represents the addition of new Spatial Core customers, which was offset by the runoff of certain heritage VR/AR customers reflecting our Strategic Shift.

We break out our revenues into three categories - Software Services, Software License and Royalty Income.

●	Software Services revenues are primarily comprised of Immersive technology projects, services related to our software licenses and consulting retainers.

●	Software License revenues are comprised of the sale of our internally developed Immersive technology software as licenses or as software-as-a-service (“SaaS”).

●	Royalty Income represents a percentage of revenue from divested subsidiaries pursuant to the respective divesture agreements.

For the year ended June 30, 2025, Software Services revenue was approximately $10.0 million compared to approximately $8.13 million for the year ended June 30, 2024, an increase of approximately 23%. The increase represents the addition of new Spatial Core customers, offset by the runoff of certain heritage VR/AR customers reflecting our Strategic Shift.

For the year ended June 30, 2025, Software License revenue was approximately $0.51 million compared to approximately $0.67 million for the year ended June 30, 2024, a decrease of approximately 24% driven by the divestiture of the QReal business.

Gross Profit

	For the Years Ended
	June 30,		Change
	2025	2024	$	%
	(in millions)
Revenue	$10.53	$8.80	$1.73	20%
Cost of Goods Sold	3.41	2.94	0.47	16%
Gross Profit	7.12	5.86	1.26	22%
Gross Profit Margin	68%	67%

Gross profit margin was approximately 68% for the year ended June 30, 2025 compared to approximately 67% for the year ended June 30, 2024, an increase of approximately 1%. The increase reflects increased margin on Spatial Core revenue driven by less reliance on third party vendors.

Operating Expenses

	For theYears Ended
	June 30,		Change
	2025	2024	$	%
	(in millions)
Research and development expenses	$3.49	$5.45	$(1.96)	-36%
General and administrative expenses	3.64	4.29	(0.65)	-15%
Sales and marketing expenses	2.20	2.82	(0.62)	-22%
Amortization of acquisition intangible assets	0.43	1.24	(0.81)	-65%
Goodwill impairment	-	0.38	(0.38)	-100%
Intangible asset impairment	-	2.56	(2.56)	-100%
Change in fair value of acquisition contingent consideration	0.10	(4.27)	4.37	-102%
Total Operating Expenses	$9.86	$12.47	$(2.61)	-21%

Operating expenses for the year ended June 30, 2025 were approximately $9.86 million compared to approximately $12.47 million for the year ended June 30, 2024, a decrease of approximately 21%. Excluding the change in fair value of acquisition contingent consideration and intangible asset impairment, operating expenses decreased approximately 29% for the year ended June 30, 2025 compared to the year ended June 30, 2024. The decrease reflects our Strategic Shift, divestiture of the QReal business and reduction in non-core businesses.

Research and Development

Research and development expenses (primarily representing headcount related costs) for the year ended June 30, 2025 were approximately $3.49 million compared to approximately $5.45 million for the year ended June 30, 2024 a decrease of approximately 36%. The decrease reflects the divestiture of the QReal business, more efficient use of headcount (portion that is allocated to cost of goods sold) and other headcount reductions as part of our Strategic Shift.

General and Administrative

General and administrative expenses (primarily representing headcount and administrative related costs) for the year ended June 30, 2025 were approximately $3.64 million compared to approximately $4.29 million for the year ended June 30, 2024, a decrease of approximately 15%. The decrease reflects the divestiture of the QReal business and certain corporate administrative cost reductions.

Sales and Marketing

Sales and marketing expenses (primarily representing headcount, including incentive based, related costs) for the year ended June 30, 2025 were approximately $2.20 million compared to approximately $2.82 million for the year ended June 30, 2024, a decrease of approximately 22%. The decrease reflects the divestiture of the QReal business and other headcount reductions as part of our Strategic Shift, partially offset by an increase in revenue related incentive pay.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the year ended June 30, 2025 was approximately $0.43 million compared to approximately $1.24 million for the year ended June 30, 2024, a decrease of approximately 65%. The decrease is attributable to the write off of BLI intangible assets – legacy customer relationships in June 2024.

Goodwill Impairment

Goodwill impairment for the year ended June 30, 2025 was none compared to approximately $0.38 million in the previous year. The 2024 impairment represents the write off of goodwill from the divestiture of PulpoAR.

Intangible Asset Impairment

Intangible asset impairment for the year ended June 30, 2025 was none compared to approximately $2.56 million in the previous year. The 2024 impairment primarily represents the write off of BLI – legacy customer relationships unamortized balance at June 30, 2024. This was driven by the Strategic Shift, which resulted in a significant turnover in BLI’s customer base that existed at the acquisition date. The 2024 impairment also includes the impairment of PulpoAR - technology unamortized balance due to PulpoAR’s divestiture.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the year ended June 30, 2025 was an expense of approximately $0.10 million compared to a gain of approximately $4.27 million for the year ended June 30, 2024. The expense in 2025 represents the change in the time value of money related to the present value of future consideration payments related to the BLI acquisition. The gain in 2024 represents a decrease in contingent consideration liabilities driven by revisions to revenue forecasts for BLI and Sector 5 Digital LLC (“S5D”) and a decrease in the common stock price of Glimpse (a portion of potential contingent consideration was payable in stock) between measurement dates.

Other Income

Other income for the years ended June 30, 2025 and 2024 were approximately $0.19 million and $0.22, respectively. This represents interest income and reflects the timing of changes in cash equivalent balances and changes in short term interest rates.

Net loss

For the year ended June 30, 2025, we incurred a net loss of approximately $2.55 million compared to a net loss of approximately $6.39 million for the year ended June 30, 2024, an improvement of approximately $3.84 million. Excluding the changes in fair value of acquisition contingent consideration and intangible asset impairment (see Operating Expenses section above), the losses for the years ended June 30 2025 and 2024 were approximately $2.45 million and approximately $7.72 million, respectively, an approximate $5.27 million improvement in 2025. The reduction in loss reflects increased revenue/gross profit combined with expense reductions reflective of our Strategic Shift, divestiture of the QReal business and reduction in non-core businesses.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA loss for the years ended June 30, 2025 and 2024:

	For the Years Ended
	June 30,
	2025	2024
	(in millions)
Net loss	$(2.55)	$(6.39)
Depreciation and amortization	0.51	1.36
EBITDA loss	(2.04)	(5.03)
Stock based compensation expenses	0.99	2.28
Loss on subsidiary divestiture	0.11	-
Gain on lease termination	(0.03)	-
Change in fair value of acquisition contingent consideration	0.10	(4.27)
Intangible asset impairment	-	2.94
Change in fair value of accrued performance bonus	-	(0.55)
Adjusted EBITDA loss	$(0.87)	$(4.63)

Adjusted EBITDA loss for the year ended June 30, 2025 was approximately $0.87 million compared to approximately $4.63 million for the comparable 2024 period. The improvement is driven by increased revenue/gross profit combined with expense reductions reflective of our Strategic Shift, divestiture of the QReal business and reduction in non-core businesses.

Liquidity and Capital Resources

	For the Years Ended
	June 30,		Change
	2025	2024	$	%
	(in millions)
Net cash used in operating activities	$(0.27)	$(5.21)	$4.94	95%
Net cash used in investing activities	(1.54)	(1.53)	(0.01)	-1%
Net cash provided by financing activities	6.80	2.97	3.83	129%
Net increase (decrease) in cash and cash equivalents	4.99	(3.77)	8.76	NA
Cash and cash equivalents, beginning of year	1.84	5.61	(3.77)	-67%
Cash and cash equivalents, end of year	$6.83	$1.84	$4.99	271%

Operating activities

Net cash used in operating activities for the year ended June 30, 2025 was approximately $0.27 million, compared to approximately $5.21 million for the year ended June 30, 2024. The significant improvement is driven by increased revenue/gross profit combined with expense reductions reflective of our Strategic Shift, divestiture of the QReal business and reduction in non-core businesses.

Investing activities

Net cash used in investing activities for the year ended June 30, 2025 was approximately $1.54 million compared to approximately $1.53 million for the year ended June 30, 2024. For both years this primarily represented contingent consideration payments for the BLI acquisition based on achieved revenue milestones.

Financing activities

Cash flow provided by financing activities during the year ended June 30, 2025 was approximately $6.80 million, compared to approximately $2.97 million for the prior period. 2025 represents the net proceeds of the securities purchase agreement in December 2024. 2024 represents the net proceeds of the common stock purchase agreement in October 2023.

Capital Resources

As of June 30, 2025, the Company had cash and cash equivalents of $6.83 million, plus $0.84 million of accounts receivable.

As of June 30, 2025, the Company had no outstanding debt obligations.

As of June 30, 2025, the Company had no issued and outstanding preferred stock.

As of June 30, 2025, contingent consideration for acquisition liabilities represents a $1.50 million cash component, payable in calendar year 2025 based on BLI having achieved certain revenue milestones. This will be the final payment (cash or equity) due relating to the BLI acquisition.

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

During the fiscal years ended June 30, 2023 and the subsequent interim period through December 20, 2023, there were no (i) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Hoberman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hoberman, would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the Company’s financial statements for such periods, or (ii) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information for our executive officers and directors, their ages (as of September 30, 2025) and position(s) with the Company.

Name	Age	Position
Executive Officers
Lyron Bentovim	56	President, Chief Executive Officer, Director and Chairman of the Board of Directors
Maydan Rothblum	52	Chief Financial Officer, Chief Operating Officer, Secretary and Director
David J. Smith	49	Chief Creative Officer
Tyler Gates	39	Chief Futurist Officer
Non-Executive Directors
Ian Charles	57	Independent Director
Jeff Enslin	58	Lead Independent Director
Lemuel Amen	59	Independent Director
Alexander Ruckdaeschel	53	Independent Director
Tamar Elkeles	56	Independent Director

Our board of directors is divided into three classes, each containing as nearly as possible an equal number of directors. Our Class I directors are Ian Charles and Tamar Elkeles. Our Class II directors are Maydan Rothblum, Jeff Enslin and Alexander Ruckdaeschel. Our Class III directors are Lyron Bentovim and Lemuel Amen.

Each class of directors is elected to a three year term expiring at the annual meeting of the stockholders of the Company held in such third year, and until their successors are elected. The current term of office of our Class II directors will expire at our 2025 annual meeting of stockholders, the term for our Class III directors expires at our 2026 annual meeting of stockholders, and the term of our Class I directors expires at our 2027 annual meeting of stockholders.

Officers are elected and serve at the discretion of our board of directors.

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

Directors

Information regarding our executive officers who also serve as members of our board of directors are set forth in “-Executive Officers” above.

The biographical description of each director below includes the specific experience, qualifications, attributes and skills that our board of directors considered in making a conclusion as to whether such person should serve as a member of our board.

Ian Charles has served as a member of our board of directors since January 2022. Mr. Charles has approximately 25 years of executive leadership experience in technology, public markets, mergers and acquisitions, and multinational operations. To 2024, Mr. Charles served as the Chief Financial Officer of Filevine, a provider of legal SaaS solutions. From 2019 to 2021, Mr. Charles served as the Chief Financial Officer of Scoop Technologies, Inc., a workplace management software provider. From 2014 to 2019, Mr. Charles served as the Chief Financial Officer of Planful (formerly Host Analytics), a financial planning and analysis platform that provides financial planning, consolidation, reporting and analytics.

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

Compensation Committee

Our Compensation Committee consists of Alexander Ruckdaeschel, Lemuel Amen and Jeff Enslin. The Chair of our Compensation Committee is Alexander Ruckdaeschel. Our board of directors has affirmatively determined that each member of the Compensation Committee meets the additional independence criteria applicable to compensation committee members under Nasdaq and SEC rules.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Tamar Elkeles, Jeff Enslin, Alexander Ruckdaeschel and Ian Charles. Tamar Elkeles serves as the Chairperson of the committee. Our nominating and corporate governance committee has a written charter. Our nominating and corporate governance committee reviews and reassesses the adequacy of the written charter on an annual basis. Our nominating and corporate governance committee’s responsibilities include:

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

Strategy Committee

The members of our strategy committee are Lemuel Amen, Alexander Ruckdaeschel, Jeff Enslin, Tamar Elkeles and Lyron Bentovim. Lemuel Amen serves as the Chairperson of the strategy committee. The strategy committee’s responsibilities include:

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

Based solely on our review of the copies of such forms furnished to us and the written representations from certain of the reporting persons that no other reports were required during the year ended June 30, 2025, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a).

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase and sale or other dispositions of our securities by us, our directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Report.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of our executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. For the fiscal year ended June 30, 2025, our “named executive officers” and their positions were as follows:

●	Lyron Bentovim, President and Chief Executive Officer;

●	Maydan Rothblum, Chief Financial Officer and Chief Operating Officer; and

●	David J. Smith, Chief Creative Officer.

SUMMARY COMPENSATION TABLE

The following table represents information regarding the total compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended June 30, 2025 and 2024:

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards ($)	Option Award(4)(5)	Total
Lyron Bentovim(1)	2025	$259,133	$120,000	$-	$-	$379,133
President and Chief Executive Officer	2024	$265,000	$-	$-	$69,638	$334,638

Maydan Rothblum(2)	2025	$246,833	$100,000	$-	$-	$346,833
Chief Financial Officer and Chief Operating Officer	2024	$235,000	$-	$-	$357,746	$592,746

David J Smith(3)	2025	$210,000	$10,000	$-	$-	$220,000
Chief Creative Officer	2024	$210,000	$-	$-	$49,686	$259,686

(1)	In addition to serving as our President and Chief Executive Officer, Mr. Bentovim serves as the Chairman and a member of our board of directors but receives no additional compensation for his service on our board of directors.

(2)	In addition to serving as our Chief Financial Officer and Chief Operating Officer, Mr. Rothblum serves as a member of our board of directors but receives no additional compensation for his service on our board of directors.

(3)	In addition to serving as our Chief Creative Officer, Mr. Smith served as a member of our board of directors until December 15, 2023 but received no additional compensation for such service on our board of directors.

(4)	Fiscal year 2024 stock option awards were primarily in lieu of cancelation of previously issued and fully vested stock options.

(5)	We provide information regarding the assumptions used to calculate grant date fair value of our stock options in Note 10 to our audited consolidated financial statements included in this Report.

Employment Agreements

Lyron Bentovim

We have entered into an executive employment agreement with Lyron Bentovim, which employment agreement shall continue until terminated by either us or Mr. Bentovim. Pursuant to Mr. Bentovim’s employment agreement, he receives an annual base cash salary of $297,000. In addition, Mr. Bentovim is eligible to receive performance bonuses as determined by our compensation committee.

Maydan Rothblum

We have entered into an executive employment agreement with Maydan Rothblum, which employment agreement shall continue until terminated by either us or Mr. Rothblum. Pursuant to Mr. Rothblum’s employment agreement, he receives an annual cash base salary of $263,400. In addition, Mr. Rothblum is eligible to receive performance bonuses as determined by our compensation committee.

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

Pursuant to the Plan, a maximum of 10,000,000 shares of our common stock shall be set aside and reserved for issuance. In addition, subject to adjustment as provided in the Plan, the share reserve will automatically increase on January 1 of each calendar year until (and including) January 1, 2030 (each, an “Evergreen Date”) in an amount equal to 5% of the total number of shares of our common stock outstanding on the December 31st immediately preceding the applicable Evergreen Date (the “Evergreen Increase”). Notwithstanding the foregoing, our board of directors may act prior to the Evergreen Date of a given year to provide that there will be no Evergreen Increase for such year, or that the Evergreen Increase for such year will be a lesser number of shares of our common stock than would otherwise occur pursuant to the preceding sentence. Any common stock delivered under the Plan shall consist of authorized and unissued shares or treasury shares. Pursuant to these provisions, effective January 1, 2025 the number of shares of our common stock set aside for the Plan automatically increased to a total of approximately 13.17 million. As of June 30, 2025, there were approximately 7.40 million shares available for issuance under the Plan.

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

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of June 30, 2025, for our named executive officers.

Outstanding Equity Awards
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Lyron Bentovim	60,500	60,500	$7.00	2/15/2033
	24,051	-	$3.00	3/1/2031
	-	24,051	$2.50	3/1/2031
	-	24,051	$2.00	3/1/2031
	-	1,089,000	$7.00	2/15/2033

Maydan Rothblum	3,805	-	$7.00	2/15/2033
	34,695	38,500	$7.00	2/15/2033
	97,812	152,188	$1.50	3/1/2034
	729	-	$3.00	3/1/2031
	17,986	-	$3.00	3/1/2031
	-	875	$2.50	3/1/2031
	-	17,840	$2.50	3/1/2031
	-	1,094	$2.00	3/1/2031
	-	17,621	$2.00	3/1/2031
	-	693,000	$7.00	2/15/2033

D.J. Smith	11,000	11,000	$7.00	2/15/2033
	17,160	-	$3.00	3/1/2031
	-	17,160	$2.50	3/1/2031
	-	17,160	$2.00	3/1/2031
	-	198,000	$7.00	2/15/2033

DIRECTOR COMPENSATION

Because we are still in the development stage, our directors do not receive any cash compensation other than reimbursement for expenses incurred during the performance of their duties or their separate duties as officers of the Company.

The following table sets forth information concerning equity-based compensation for the fiscal year ended June 30, 2025 of our directors serving at such time who are not also named executive officers.

Name	Fiscal Year	Option Options (1)	Stock Awards ($)	Total ($)
Jeffrey Enslin	2025	$81,788	$-	$81,788

Lemuel Amen	2025	$81,788	$-	$81,788

Alexander Ruckdaeschel	2025	$81,788	$-	$81,788

Ian Charles	2025	$81,788	$-	$81,788

Tamar Elkeles	2025	$81,788	$-	$81,788

(1)	The amounts disclosed represent the approximate aggregate grant date fair value of stock options granted to our directors during fiscal year ended June 30, 2025 under the Plan. The assumptions used to compute the fair value are disclosed in Note 10 to our audited financial statements included in this Report. Such grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not reflect the actual economic value that will be realized by the named director upon the vesting of the stock options, the exercise of the stock options, or the sale of common stock acquired under such stock options.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of September 22, 2025 by:

●	Each of our current directors;
●	each of our named executive officers;
●	each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our common stock; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Common stock issuable upon the exercise, conversion or settlement of options, warrants, restricted stock units or other rights to acquire common stock that are currently exercisable, convertible or subject to settlement, or exercisable, convertible or subject to settlement within 60 days of September 30, 2025 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing share and percentage ownership of that holder, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to the table below, and subject to community property laws where applicable, we believe the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o The Glimpse Group, Inc., 15 West 38th St., 12th Floor, New York, NY 10018. The percentage of shares beneficially owned is computed on the basis of 21,066,006 shares of common stock outstanding as of September 26, 2025.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock Owned

Directors and Officers:

Lyron L. Bentovim
President, Chief Executive Officer and Chairman of the Board	1,149,102	(1)	5.43%

Maydan Rothblum
Chief Operating Officer, Chief Financial
Officer, Secretary and Treasurer, and Director	652,345	(2)	3.07%

D.J. Smith
Chief Creative Officer and Director	1,030,708	(3)	4.89%

Jeff Enslin
Director	369,780	(4)	1.75%

Lemuel Amen
Director	182,497	(5)	0.86%

Alexander Ruckdaeschel
Director	83,264	(6)	0.39%

Ian Charles
Director and Chair of Audit Committee	78,850	(7)	0.37%

Tamar Elkeles
Director	54,375	(8)	0.26%

All officers and directors (8 persons)	3,600,921		16.69%

(1) Includes: 1,064,551 shares of common stock, of which 1,001,945 shares are owned by Darklight Partners LLC (an entity owned and managed by Mr. Bentovim) and fully vested options to purchase 84,551 shares of common stock.

(2) Includes: 486,450 shares of common stock, 155,027 fully vested options and 10,868 options that vest within 60 days. An additional 3,528 shares of common stock are held by Mr. Rothblum’s mother.

(3) Includes: 1,002,298 shares of common stock owned by VRTech Consulting LLC (an entity owned and managed by Mr. Smith) and fully vested options to purchase 28,160 shares of common stock.

(4) Includes: 332,405 shares of common stock owned by Perimetre Capital, LLC (an entity owned and managed by Mr. Enslin), 28,125 fully vested options and 6,250 options that vest within 60 days.

(5) Includes: 148,122 shares of common stock, 28,125 fully vested options and 6,250 options that vest within 60 days.

(6) Includes: 48,889 shares of common stock, 28,125 fully vested options and 6,250 options that vest within 60 days.

(7) Represents 72,600 fully vested options and 6,250 options that vest within 60 days.

(8) Represents 48,125 fully vested options and 6,250 options that vest within 60 days.

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

The Nasdaq definition of “independence” includes a series of objective tests, such as the director or director nominee is not, and was not during the last three years, an employee of the Company or our entities and has not received certain payments from, or engaged in various types of business dealings with us. In addition, as further required by the Nasdaq Listing Rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to the Company and its management.

As a result, our board of directors has affirmatively determined that each of Ian Charles, Lemuel Amen, Alexander Ruckdaeschel, Tamar Elkeles and Jeff Enslin, is independent in accordance with the Nasdaq Listing Rules. Our board of directors has also affirmatively determined that each member of our audit committee, nominating and corporate governance committee and compensation committee is an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed or expected to be billed to us for professional services rendered by our current auditors with respect to the fiscal years ended June 30, 2025 and 2024:

	For the Year Ended
	June 30,
	2025	2024
Audit fees	$128,000	$108,000
Audit fees - benefit plan	16,000	20,000
Tax fees	14,000	13,000

Total Fees	$158,000	$141,000

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

(3)	Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Report.

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 23, 2021).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on September 30, 2024).

10.1†	Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021),

10.2†	Employment Agreement dated May 13, 2021 by and between the Company and Lyron Bentovim (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

10.3†	Employment Agreement dated May 13, 2021 by and between the Company and Maydan Rothblum (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

10.4†	Employment Agreement dated May 13, 2021 by and between the Company and David J. Smith (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

10.5†	Executive Employment Agreement dated August 1, 2022 by and between the Company and Tyler Gates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2022).

10.6†	Bentovim Option Agreement, dated February 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2023).

10.7†	Rothblum Option Agreement, dated February 15, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2023).

10.8†	Smith Option Agreement, dated February 15, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2023).

10.9

Sales Agreement, dated July 11, 2025, between The Glimpse Group, Inc. and WestPark Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2025).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Amendment No. 3 to the Registration Statement filed with the SEC on June 14, 2021).

16.1	Letter to SEC regarding Change in Certifying Accountant, dated December 21, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on September 30, 2024).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

97.1	The Glimpse Group, Inc. Policy Relating to the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on September 30, 2024).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GLIMPSE GROUP, INC.
September 29, 2025
	By:	/s/ Lyron Bentovim
Lyron Bentovim
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

September 29, 2025	Lyron Bentovim	/s/ Lyron Bentovim
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

September 29, 2025	Maydan Rothblum	/s/ Maydan Rothblum
Chief Financial Officer, Chief Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)

September 29, 2025	Jeff Enslin	/s/ Jeff Enslin
Director

September 29, 2025	Lemuel Amen	/s/ Lemuel Amen
Director

September 29, 2025	Alexander Ruckdaeschel	/s/ Alexander Ruckdaeschel
Director

September 29, 2025	Ian Charles	/s/ Ian Charles
Director

September 29, 2025	Tamar Elkeles	/s/ Tamar Elkeles
Director

THE GLIMPSE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

THE GLIMPSE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Your Vision Our Focus

To the Board of Directors and
Stockholders of The Glimpse Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Glimpse Group, Inc. and its subsidiaries (the Company) as of June 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.
Turner, Stone and Company, L.L.P.
Dallas, Texas
September 29, 2025

We have served as the Company’s auditor since 2023.

THE GLIMPSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2025	As of June 30, 2024
ASSETS
Cash and cash equivalents	$6,832,725	$1,848,295
Accounts receivable	840,551	723,032
Deferred costs	48,971	170,781
Notes receivable	160,600	-
Prepaid expenses and other current assets	289,810	778,181
Total current assets	8,172,657	3,520,289

Equipment and leasehold improvements, net	54,898	167,325
Right-of-use assets, net	122,094	452,808
Intangible assets, net	60,717	487,867
Goodwill	10,857,600	10,857,600
Other assets	11,100	72,714
Total assets	$19,279,066	$15,558,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$228,371	$181,668
Accrued liabilities	446,896	340,979
Deferred revenue	52,576	72,788
Lease liabilities, current portion	127,046	364,688
Contingent consideration for acquisitions, current portion	1,483,583	1,467,475
Total current liabilities	2,338,472	2,427,598

Long term liabilities
Contingent consideration for acquisitions, net of current portion	-	1,413,696
Lease liabilities, net of current portion	4,704	178,824
Total liabilities	2,343,176	4,020,118
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 21,055,506 and 18,158,217 issued and outstanding, respectively	21,056	18,158
Additional paid-in capital	82,506,758	74,559,600
Accumulated deficit	(65,591,924)	(63,039,273)
Total stockholders’ equity	16,935,890	11,538,485
Total liabilities and stockholders’ equity	$19,279,066	$15,558,603

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2025	2024
Revenue
Software services	$9,996,491	$8,130,515
Software license/software as a service	503,734	673,684
Royalty income	27,700	-
Total Revenue	10,527,925	8,804,199
Cost of goods sold	3,407,946	2,941,460
Gross profit	7,119,979	5,862,739
Operating expenses:
Research and development expenses	3,494,731	5,455,612
General and administrative expenses	3,636,266	4,292,001
Sales and marketing expenses	2,201,754	2,819,668
Amortization of acquisition intangible assets	427,150	1,241,228
Goodwill impairment	-	379,038
Intangible asset impairment	-	2,563,331
Change in fair value of acquisition contingent consideration	102,412	(4,272,080)
Total operating expenses	9,862,313	12,478,798
Loss from operations before other income	(2,742,334)	(6,616,059)

Other income
Interest income	189,683	221,764
Net loss	$(2,552,651)	$(6,394,295)

Basic and diluted net loss per share	$(0.13)	$(0.38)

Weighted-average common shares outstanding for basic and diluted net loss per share	19,633,374	16,681,234

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2025 and 2024

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of July 1, 2023	14,701,929	$14,702	$67,854,108	$(56,644,978)	$11,223,832
Common stock and stock option based compensation expense	399,201	399	2,009,402	-	2,009,801
Common stock issued to vendors	44,197	44	100,328	-	100,372
Stock option-based board of directors expense	332,642	333	655,295	-	655,628
Common stock issued for exercise of options	8,819	9	(9)	-	-
Common stock issued in Securities Purchase Agreement, net	1,885,715	1,886	2,966,615	-	2,968,501
Common stock issued to satisfy contingent acquisition obligations	785,714	785	973,861	-	974,646
Net loss	-	-	-	(6,394,295)	(6,394,295)
Balance as of June 30, 2024	18,158,217	$18,158	$74,559,600	$(63,039,273)	$11,538,485
Common stock and stock option based compensation expense	37,000	37	754,717	-	754,754
Common stock issued to vendors	2,500	3	4,598	-	4,601
Stock option-based board of directors expense	-	-	229,389	-	229,389
Common stock issued for exercise of options	7,789	8	(8)	-	-
Common stock issued in Securities Purchase Agreement, net	1,990,000	1,990	6,783,562	-	6,785,552
Common stock issued for exercise of warrants	860,000	860	174,900	-	175,760
Net loss	-	-	-	(2,552,651)	(2,552,651)
Balance as of June 30, 2025	21,055,506	$21,056	$82,506,758	$(65,591,924)	$16,935,890

The accompanying notes are an integral part of these consolidated financial statements.

THE GLIMPSE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,552,651)	$(6,394,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	508,135	1,361,628
Common stock and stock option based compensation for employees and board of directors	984,143	2,175,072
Net gain on divestiture of subsidiaries	(1,392,434)	(1,000,000)
Reserve on notes received in connection with divestiture of subsidiaries	1,500,000	1,000,000
Gain on office lease termination	(34,660)	-
Accrued non cash performance bonus fair value adjustment	-	(551,239)
Acquisition contingent consideration fair value adjustment	102,412	(4,272,080)
Impairment of intangible assets	-	2,942,369
Issuance of common stock to vendors	4,601	100,372
Adjustment to operating lease right-of-use assets and liabilities	(46,062)	(110,866)
Changes in operating assets and liabilities:
Accounts receivable	(117,519)	730,738
Deferred costs	121,810	(12,229)
Prepaid expenses and other current assets	488,371	(216,018)
Other assets	5,349	(948)
Accounts payable	46,703	(274,109)
Accrued liabilities	109,062	(294,637)
Deferred revenue	(1,034)	(393,605)
Net cash used in operating activities	(273,774)	(5,209,847)
Cash flow from investing activities:
Purchase of leasehold improvements and equipment	(42,508)	(31,548)
Payment of contingent consideration for acquisition	(1,500,000)	(1,497,894)
Cash used in investing activities	(1,542,508)	(1,529,442)
Cash flows provided by financing activities:
Proceeds from securities purchase agreement, net	6,785,552	2,968,501
Proceeds from exercise of warrants	175,760	-
Issuance of notes receivable	(189,000)	-
Notes receivable repayments	28,400	-
Net cash provided by financing activities	6,800,712	2,968,501

Net change in cash and cash equivalents	4,984,430	(3,770,788)
Cash and cash equivalents, beginning of year	1,848,295	5,619,083
Cash and cash equivalents, end of year	$6,832,725	$1,848,295

Non-cash Investing and Financing activities:

Issuance of common stock for satisfaction of contingent liability	$-	$974,646
Issuance of common stock for non cash performance bonus	$-	$490,357
Lease liabilities arising from right-of-use assets	$20,344	$-

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

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

In December 2024 and January 2025, the Company completed a Securities Purchase Agreement (“SPA”) with an institutional investor selling 2.75 million shares of common stock that resulted in total net cash proceeds to the Company of $6.79 million. See Note 10.

Cash and cash equivalents as of June 30, 2025 was approximately $6.83 million, working capital as of June 30, 2025 was approximately $5.83 million and net cash used in operating activities for the year ended June 30, 2025 was approximately $0.27 million. The Company believes that it is sufficiently funded to meet its operational plan and future obligations beyond the 12-month period from the date that these financial statements were issued.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments, that are both readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates, with maturities three months or less at the date of purchase.

Accounts Receivable

Accounts receivable consists of amounts due from customers under normal trade terms. We recognize accounts receivable at the amount we expect to collect from our customers. We provide an allowance for credit losses to reflect the estimated amount of accounts receivable that may not be collectible. We determine the allowance for credit losses through a combination of specific identification of troubled accounts, historical loss experience, industry trends, current market conditions, and customer creditworthiness. The allowance for credit losses is adjusted periodically to reflect changes in these factors. As of June 30, 2025 and 2024 no allowance for doubtful accounts was recorded as all amounts were considered collectible.

Customer Concentration and Credit Risk

Two customers accounted for approximately 61% (40%, and 21%, respectively) of the Company’s total gross revenues during the year ended June 30, 2025. One of the same customers and another customer accounted for approximately 38% (23% and 15%, respectively) of the Company’s total gross revenues during the year ended June 30, 2024.

One customer accounted for approximately 46% of the Company’s accounts receivable as of June 30, 2025. No other customer represented at least 10% of the Company’s accounts receivable as of June 30, 2025. One of the same customers and one different customer accounted for approximately 38% (22% and 16%, respectively) of the Company’s accounts receivable as of June 30, 2024.

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

The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed may require management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is typically one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, changes in the estimated values of the net assets recorded may change the amount of the purchase price a located to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations. At times, the Company engages the assistance of valuation specialists in determining fair values of assets acquired and liabilities assumed in a business combination.

Intangible Assets (excluding Goodwill)

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

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current, and contingent consideration, non-current, in the Company’s balance sheets as of June 30, 2025 and 2024. Contingent consideration has been recorded at its fair values using unobservable inputs that include assumptions regarding financial forecasts and discount rates. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The Company’s other financial instruments consist primarily of accounts receivable, accounts payable and other liabilities, and are reported at approximate fair value due to the short-term nature of these instruments.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment and Leasehold Improvements

Equipment, comprised of computer hardware, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment is depreciated using the straight-line method over the estimated useful life of the asset, which is primarily 3 years. Leasehold improvements are amortized over the remaining life of the respective lease. Depreciation and amortization expense for the years ended June 30, 2025 and 2024 was approximately $0.08 million and $0.12 million, respectively.

Lease Obligations

Our operating leases are primarily comprised of administrative office space. We determine if an arrangement is a lease at inception and most of our leases contain fixed components. Our lease agreements may contain variable costs and such variable lease costs are expensed as incurred on the statements of operations.

For leases with a lease term greater than 12 months, Right-of-use (“ROU”) assets and lease liabilities are recognized on our balance sheets at the commencement date based on the present value of the remaining fixed lease payments and includes only payments that are fixed and determinable at the time of commencement.

Our lease terms may include options to extend the lease When determining the probability of exercising such options, we consider contract-based and market-based factors. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our incremental borrowing rate is based on our understanding of what our credit rating would be in a similar economic environment.

Operating lease costs are recognized on a straight-line basis over the lease terms.

Revenue Recognition

Nature of Revenues

The Company reports its revenues in three categories:

●	Software Services: VR, AR and Spatial Computing projects, solutions and consulting services.
●	Software License and Software-as-a-Service (“SaaS”): VR, AR or Spatial Computing software that is sold either as a license or as a SaaS subscription.
●	Royalty Income: royalty income earned pursuant to specific agreements.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales taxes and other taxes are excluded from revenues.

For distinct performance obligations recognized at a point in time, any unrecognized portion of revenue and any corresponding unrecognized expenses are presented as deferred revenue and deferred costs, respectively, in the accompanying balance sheets. Deferred assets include cash payroll costs and may include payments to consultants and vendors.

For distinct performance obligations recognized over time, the Company records deferred costs (costs in excess of billings) when revenue is recognized prior to invoicing, or deferred revenue (billings in excess of costs) when revenue is recognized subsequent to invoicing.

The Company recognizes royalty income pursuant to agreements with divested entities representing a percentage of said entities collected revenue.

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

Disaggregation of Revenue

The Company generated revenue for the years ended June 30, 2025 and 2024 by delivering: (i) Software Services, consisting primarily of VR/AR/Spatial Computing software projects, solutions and consulting services, and (ii) Software Licenses & SaaS, consisting primarily of VR, AR and Spatial Computing software licenses or SaaS. The Company currently generates its revenues primarily from customers in the United States.

Revenue for a significant portion of Software Services projects and solutions (projects whereby, the development of the project leads to an identifiable asset with an alternative use to the Company) is recognized at the point of time in which the customer obtains control of the project, customer accepts delivery and confirms completion of the project. On rare occasions, the Company generates Software Services revenues which are custom project solutions (projects whereby, the development of the custom project leads to an identifiable asset with no alternative use to the Company, and, in which, the Company also has an enforceable right to payment under the contract) and are therefore recognized based on the percentage of completion using an input model with a master budget. The budget is reviewed periodically and percentage of completion adjusted accordingly.

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Timing of Revenue

The timing of revenue recognition for the years ended June 30, 2025 and 2024 was as follows:

	For the Years Ended
	June 30,
	2025	2024
Products and services transferred at a point in time	$9,979,789	$7,371,004
Products and services transferred/recognized over time	548,137	1,433,195
Total Revenue	$10,527,925	$8,804,199

Remaining Performance Obligations

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally records a unbilled receivable asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.

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

For contracts recognized over time, deferred revenue include billings invoiced for software projects for which the contract’s performance obligations are not complete.

In rare Software Services project contract situations, the Company invoices customers for a substantial portion of the project upon entering into the contract due to their custom nature and revenue is recognized based upon percentage of completion. Revenue recognized subsequent to invoicing is recorded as deferred revenue (billings in excess of cost) and revenue recognized prior to invoicing is recorded as a deferred cost (cost in excess of billings).

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

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of June 30, 2025 and 2024, the Company had approximately $0.94 million and $5.95 million, respectively, in unfulfilled performance obligations.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the years ended June 30, 2025 and 2024. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which requires incremental disclosures about reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. It is applicable to companies with a single reporting segment. See Note 4.

Recent Accounting Pronouncements Not Yet Adopted

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SEGMENT AND RELATED INFORMATION

The Company has one reportable segment managed on a consolidated basis: Immersive technology software development and commercialization. The Company derives revenue primarily in the United States and manages all business activities on a consolidated basis. The services are deployed to customers in a similar manner.

The Company’s chief operating decision maker (“CDOM”) is the Chief Executive Officer who reviews financial information presented on a consolidated basis to allocate resources, evaluate performance and make overall operating decisions. The measure of segment profit or loss that is most consistent with the consolidated financial statements is net cash used in operating activities. The accounting policies of our single reportable segment are the same as those for the consolidated financial statements. The level of disaggregation and amounts of significant revenue and cash expenses that are regularly provided to the CDOM are the same as presented in the consolidated statement of cash flows. Likewise, the measure of segment assets is reported on the consolidated balance sheets as total assets.

NOTE 5. QREAL AND GLIMPSE TURKEY DIVESTITURE

As part of an announced strategic realignment around Spatial Core and divestiture of non-core assets, effective October 1, 2024, the Company divested the business of its wholly owned subsidiary company QReal, LLC (“QReal”) and its related operating entity GLIMPSE GROUP YAZILIM VE ARGE TİCARET ANONİM ŞİRKET (“Glimpse Turkey”) in a management buyout by the then General Manager of QReal.

The Company did not experience a material change to its revenue for the year ended June 30, 2025 and does not expect material changes to its expected revenues for year ended June 30 2026. The Company retains the revenues from QReal’s largest customer in full, until such time that the Company has collected and retained $1.35 million net cash in the aggregate, after taking into account all related operating expenses and fees (the “Milestone”). After satisfaction of the Milestone, the Company will receive a monthly cash revenue share for a period of 18 months in relation to any revenues generated from this same customer.

The assets, as defined in the divestiture agreement, of Qreal/Glimpse Turkey, were sold in return for a $1.56 million senior secured convertible note from the purchasing (“New”) entity and a 10% equity stake in New entity. Principal payback of the note is tied directly to revenue collected by New entity (separate from the Milestone). The note converts to New entity equity upon certain equity capital raising of New entity, as defined. The Company accounts for the investment in New entity at cost ($100) because the Company does not control or have significant influence over the investment.

The Company recorded a non-cash gain on the divestiture of approximately $1.40 million which is included in general and administrative expenses on the statement of operations for the year months ended June 30, 2025. The Company has also fully reserved against the note as collectability is considered uncertain and recorded a loan loss reserve of $1.50 million in general and administrative expenses on the statement of operations for the year ended June 30, 2025. The note reserve fully offsets the gain on divestiture detailed above.

Revenue from the divested business that is not being retained going forward was approximately $0.15 million and $0.67 million, respectively, for the years ended June 30, 2025 and 2024.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the original acquisition of QReal by the Company in 2016, upon sale of the entity the original sellers are due 8% (“economic interest”) of the Milestone proceeds. As the achievement of the Milestone is uncertain, liability for these payments will be recorded as actual Milestone proceeds occur. The Company recorded an expense of approximately $0.04 million related to the economic interest in sales and marketing expense on the statement of operations for the year ended June 30, 2025.

As of June 30, 2025, the Company has received $0.45 million of the Milestone.

In connection with the QReal divestiture, the Company made two personal loans to the majority owner of New entity to assist in startup funding of New entity. These loans are personally guaranteed by said majority owner. The loans bear interest at a nominal rate, have monthly repayment requirements and are due in full by October 31, 2025 and April 30, 2026, respectively. The net outstanding balance on the loans is recorded on the June 30, 2025 balance sheet as notes receivable.

NOTE 6. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

PulpoAR, LLC (“Pulpo”)

In December 2023 the Company divested the operations of its wholly owned subsidiary Pulpo due to poor revenue performance and non-strategic alignment.

Accordingly, the fair value of intangible assets, including goodwill, originally recorded at the time of the purchase, were determined to be to be zero. The net assets of $0.90 million (consisting of intangible assets - technology with net book value of $0.52 million and goodwill of $0.38 million) were written-off and were included in goodwill impairment and intangible asset impairment on the statement of operations for the year ended June 30, 2024.

The assets, as defined in the divestiture agreement, of Pulpo, were sold to an independent entity in return for a 10% interest in said entity and a $1.0 million note. The Company recorded a non cash $1.0 million gain on divestiture, which is included in general and administrative expenses on the statement of operations for the year ended June 30, 2024. The Company has fully reserved against the Note as collectability is considered remote and recorded a loan loss reserve against the note in general and administrative expenses on the statement of operations for the year ended June 30, 2024. This fully offsets the gain on divestiture detailed above.

Brightline Interactive, LLC (“BLI”)

As part of the BLI acquisition in August 2022, $3.31 million of the fair value purchase price was a located to intangible assets – customer relationships. This allocation was based on BLI customers as of the acquisition date. At that time, the majority of BLI’s existing customer base had engaged BLI to produce marketing focused product and was concentrated in one significant customer. During the year ended June 30, 2024, BLI commenced on a strategic shift of businesses focus to provide immersive technology solutions software and services that are primarily driven by Spatial Computing, Cloud and Artificial Intelligence aimed towards a different customer base than those existing at the acquisition date. In addition, the one significant customer at acquisition date had been a marginal revenue generator over the second half of fiscal 2024 and was not anticipated to represent material revenue going forward.

Accordingly, as of June 30, 2024, it was determined that the BLI intangible assets – customer relationships was fully impaired. This resulted in an intangible asset impairment non-cash expense of approximately $2.04 million on the statement of operations for the year ended June 30, 2024, representing the unamortized portion of this intangible asset.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill as of June 30, 2025 and 2024 is as follows:

	As of June 30, 2025
	XRT	BLI	Total
Goodwill	$300,000	$10,557,600	$10,857,600

	As of and for the Year ended June 30, 2024
	XRT	PulpoAR	BLI	Total
Goodwill - beginning of year	$300,000	$379,038	$10,557,600	$11,236,638
Impairments	-	(379,038)	-	(379,038)
Goodwill - end of year	$300,000	$-	$10,557,600	$10,857,600

The composition of Intangible assets, their respective amortization period, and accumulated amortization as of June 30, 2025 and 2024 are as follows:

	As of June 30, 2025
	Value ($)				Amortization Period (Years)
	XR Terra	BLI	Glimpse Learning	Total
Intangible Assets
Technology	300,000	880,000	326,435	1,506,435	3
Less: Accumulated Amortization	(300,000)	(855,542)	(290,176)	(1,445,718)
Intangible Assets, net	$-	$24,458	$36,259	$60,717

	As of and for the Year ended June 30, 2024
	Value ($)					Amortization Period (Years)
	XR Terra	Pulpo	BLI	Glimpse Learning	Total
Intangible Assets
Customer Relationships - beginning of year	$-	$-	$3,310,000	$-	$3,310,000	5
Customer Relationships - impairment			(3,310,000)		(3,310,000)
Customer Relationships - end of year	-	-	-	-	-
Technology - beginning of year	300,000	925,000	880,000	326,435	2,431,435	3
Technology impairment	-	(925,000)	-	-	(925,000)
Technology - end of year	300,000	-	880,000	326,435	1,506,435
Less: Accumulated Amortization	(274,995)	-	(562,214)	(181,359)	(1,018,568)
Intangible Assets, net	$25,005	$-	$317,786	$145,076	$487,867

Intangible asset amortization expense for the years ended June 30, 2025 and 2024 was approximately $0.43 million and $1.24 million, respectively.

Estimated intangible asset amortization expense as of June 30, 2025 for the remaining lives are as follows:

Years Ended June 30,
2026	$60,717

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of June 30, 2025 and 2024, the Company’s cash and cash equivalents were as follows:

	As of June 30, 2025
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$130,288	$-		$130,288
Level 1:
Money market funds	6,702,437	-	$6,702,437	6,702,437
Total cash and cash equivalents	$6,832,725	$-	$6,702,437	$6,832,725

	As of June 30, 2024
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$109,659	$-		$109,659
Level 1:
Money market funds	1,738,636	-	$1,738,636	1,738,636
Total cash and cash equivalents	$1,848,295	$-	$1,738,636	$1,848,295

Contingent Consideration

As of June 30, 2025 and 2024, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at June, 2025 and 2024 using unobservable inputs, primarily internal revenue forecasts. Contingent consideration was valued at the time of acquisitions using unobservable inputs and included using the Monte Carlo simulation model. This model incorporated revenue volatility, internal rate of return, and a risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance, at times, of a third-party valuation specialist.

As of June 30, 2025, the Company’s contingent consideration liabilities, current and non-current balances were as follows:

	As of June 30, 2025
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - BLI	1,264,200	(1,264,200)	1,483,583	1,483,583	1,483,583
Contingent consideration, current - XRT	-	(499,288)	499,288	-	-
Total contingent consideration, current portion	$1,264,200	$(1,264,200)	$1,483,583	$1,483,583	$1,483,583

Level 3:
Contingent consideration, non-current - BLI	6,060,700	(1,733,694)	(4,327,006)	-	-
Total contingent consideration, net of current portion	$6,060,700	$(1,733,694)	$(4,327,006)	$-	$-

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual BLI revenue through June 30, 2025 resulted in additional gross consideration of $1.5 million over the remainder of the contingent consideration payout period ending on July 31, 2025, payable in cash. Actual BLI revenue through July 31, 2025 did not trigger additional consideration. Accordingly, contingent consideration remaining for the BLI acquisition as of June 30, 2025 is calculated at the present value of the remaining $1.5 million cash discounted at risk-free interest rates from the estimated payment date.

The change in fair value of contingent consideration for BLI for the year ended June 30, 2025 was a non-cash expense of approximately $0.14 million included as change in fair value of acquisition contingent consideration in the statements of operations. This reflects the change in the time value of money related to the present value of anticipated payments.

The change in fair value of contingent consideration for XR Terra, LLC (“XRT”) for the year ended June 30, 2025 was a non-cash gain of approximately $0.03 million included as change in fair value of acquisition contingent consideration in the statements of operations. This reflects the reversal of the estimated final consideration payment related to the acquisition of XRT. The contingent consideration payout period ended September 2024.

As of June 30, 2024, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of June 30, 2024
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, current - BLI	$1,264,200	$-	$167,561	$1,431,761	$1,431,761
Contingent consideration, current - S5D	2,060,300	(1,359,001)	(701,299)	-	-
Contingent consideration, current - XRT	-	(499,288)	535,002	35,714	35,714
Total contingent consideration, current portion	$3,324,500	$(1,858,289)	$1,264	$1,467,475	$1,467,475

Level 3:
Contingent consideration, non-current - BLI	$6,060,700	$(1,497,894)	$(3,149,110)	$1,413,696	$1,413,696
Contingent consideration, non-current - S5D	7,108,900	(2,857,143)	(4,251,757)	-	-
Total contingent consideration, net of current portion	$13,169,600	$(4,355,037)	$(7,400,867)	$1,413,696	$1,413,696

Revenue projections for BLI were expected to trigger potential additional gross consideration of $3.0 million over the remainder of the contingent consideration payout period ending in July 31, 2025, payable in cash (of which $1.5 million was paid in February 2025). The possibility of achieving any remaining revenue targets to trigger additional consideration was remote. Accordingly, contingent consideration remaining for the BLI acquisition as of June 30, 2024 is calculated at the present value of the estimated remaining $3.0 million cash discounted at risk-free interest rates from the estimated payment dates.

Sector 5 Digital, LLC (“S5D”) had significantly underperformed revenue expectations that were employed to determine fair value at acquisition. The possibility of achieving any remaining revenue targets to trigger additional consideration was remote and all earned consideration had been paid. Accordingly, there was no future contingent consideration recorded related to the S5D acquisition as of June 30, 2024. The contingent consideration payout period ended January 2025 with no additional consideration paid.

The contingent consideration related to XRT as of June 30, 2024 represented an accrual for anticipated achievement of an additional revenue threshold though the end of the contingent consideration period September 2024.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in fair value of contingent consideration for BLI and S5D for the year ended June 30, 2024 was a non-cash gain of approximately $1.87 million and $2.35 million, respectively, included as change in fair value of acquisition contingent consideration in the statement of operations. This was primarily driven by the decrease in the Company’s common stock price between the measurement dates and reduced revenue projections. In addition, a payment was made to the sellers of S5D for consideration in March 2024 in the form of Company common stock, fair valued at $0.81 million; and a $1.49 million cash payment was made to the sellers of BLI for consideration in May 2024.

The change in fair value of contingent consideration for XRT for the year ended June 30, 2024 was a non-cash gain of approximately $0.05 million, included as change in fair value of acquisition contingent consideration in the statement of operations. This reflects the decrease in the Company’s common stock price between the measurement dates partially offset by an accrual for final consideration payment. In addition, payments were made to the sellers of XRT for consideration in September 2023 and January 2024 in the form of Company common stock, fair valued at $0.17 million.

NOTE 9. DEFERRED COSTS AND DEFERRED REVENUE

As of June 30, 2025 and 2024, deferred costs totaling $48,971 and $170,781, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($48,971 and $135,057, respectively), and costs in excess of billings under contracts not completed and recognized over time ($0 and $35,724, respectively). As of June 30, 2025 and 2024, deferred revenue, totaling $52,576 and $72,788, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time.

The following table shows the net activity of deferred cost and deferred revenue for the years ended June 30, 2025 and 2024:

	As of and for the Years ended June 30,
	2025	2024

Deferred costs - beginning of year	$170,781	$158,552
Deferred cost recognized as cost of goods sold during year	$(170,781)	(158,552)
Costs incurred and not yet recognized as cost of goods sold	$48,971	170,781
Deferred cost - end of year	$48,971	$170,781

Deferred revenue - beginning of year	$72,788	$466,393
Deferred revenue recognized as revenue during year	$(72,788)	(466,393)
Payments received and not yet recognized as revenue	$52,576	72,788
Deferred revenue - end of year	$52,576	$72,788

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. EQUITY

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

Common stock issued to Employees as Compensation

During the year ended June 30, 2025, the Company issued 37,000 unrestricted shares of common stock to an employee as compensation and recorded share-based compensation of approximately $0.05 million in sales and marketing expenses in the statement of operations.

During the year ended June 30, 2024, the Company issued approximately 399,000 unrestricted shares of common stock to various employees as compensation (including contractual bonus payments upon achievement of defined revenue milestones) and recorded share-based compensation of approximately $0.58 million in general and administrative and sales and marketing expenses in the statement of operations.

Common stock issued to Vendors

During the year ended June 30, 2025, the Company issued 2,500 unrestricted shares of common stock to a vendor for services performed and recorded share-based expense of approximately $0.01 million in sales and marketing expenses in the statement of operations.

During the year ended June 30, 2024, the Company issued approximately 44,000 unrestricted shares of common stock to various vendors for services performed and recorded share-based expense of approximately $0.10 million, primarily in sales and marketing expenses in the statement of operations.

Common stock issued for Exercise of Stock Options

During the year ended June 30, 2025, the Company issued approximately 8,000 shares of common stock in cashless transactions upon exercise of the respective option grants and realized cash proceeds of zero.

During the year ended June 30, 2024, the Company issued approximately 9,000 shares of common stock in cashless transactions upon exercise of the respective option grants and realized cash proceeds of zero.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common stock issued to Board of Directors

During the year ended June 30, 2024, the Company issued approximately 258,000 shares of common stock to certain board members in return for canceling 443,000 fully vested stock options, and recorded share-based board compensation of approximately $0.37 million. In addition, the Company issued 75,000 shares of common stock to certain board members as calendar year 2024 compensation and recorded share-based board compensation of approximately $0.11 million. The expense for these issuances was recorded in general and administrative expenses in the statement of operations.

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

The remaining outstanding warrants as of June 30, 2025 are:

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

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 13.17 million common shares reserved for issuance. As of June 30, 2025, there were approximately 7.40 million shares available for issuance under the Plan. The shares available are after the granting of 1.98 million shares of executive Target Options.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan for the specific periods below are noted in the following table:

	For the Years Ended June 30,
	2025	2024
Weighted average expected terms (in years)	5.5	5.1
Weighted average expected volatility	125.6%	103.3%
Weighted average risk-free interest rate	4.3%	4.3%
Expected dividend yield	0.0%	0.0%

In February 2024, the Company offered current domestic employees the ability to cancel vested and non-vested stock options in return for a lesser amount of newly granted stock options at lower exercise prices and a new three-year vesting schedule. Pursuant to this offer, the Company cancelled approximately 828,000 employee options in February 2024 and granted approximately 578,000 new options to employees in March 2024. In addition, this offer was completed for a board member and approximately 31,000 vested options were cancelled and approximately 21,000 new options were granted. Also, in February 2024, 250,000 fully vested options granted to an executive were cancelled and 250,000 new options were granted in March 2024 at a lower exercise price and a new vesting schedule of approximately four years.

The grant date fair value for options granted during the years ended June 30, 2025 and 2024 was approximately $0.75 million and $1.53 million (including the new grants detailed above), respectively.

The following is a summary of the Company’s stock option activity for the years ended June 30, 2025 and 2024, excluding the executive Target Options:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2024	3,643,880	$3.95	6.5	$-
Options Granted	545,801	2.38	9.4	16,300
Options Exercised	(35,600)	2.50	1.8	-
Options Forfeited / Cancelled	(1,387,875)	4.53	6.8	9,942
Outstanding at June 30, 2025	2,766,206	$3.37	5.6	$-
Exercisable at June 30, 2025	1,850,129	$3.58	4.6	$-

The above table excludes executive Target Options: 1,980,000 granted, $7.00 exercise price, 7.6 remaining term in years, no intrinsic value. Vesting of these is considered remote.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2023	6,128,381	$4.84	7.0	$1,676,966
Options Granted	1,380,662	2.35	8.3	98,542
Options Exercised	(25,000)	2.00	2.4	-
Options Forfeited / Cancelled	(3,840,163)	4.81	6.5	-
Outstanding at June 30, 2024	3,643,880	$3.95	6.5	$-
Exercisable at June 30, 2024	1,973,499	$4.06	5.0	$-

The above table excludes executive Target Options: 2,100,000 granted (includes 120,000 attributable to an executive who resigned in July 2024), $7.00 exercise price, 8.6 remaining term in years, no intrinsic value. Vesting of these is considered remote.

The intrinsic value of stock options activity for the years ended June 30, 2025 and 2024 was computed using a fair market value (fiscal year to date VWAP – volume weighted average price) of the common stock of $2.31 per share and $1.89 per share, respectively.

The Company’s stock option-based expense for the years ended June 30, 2025 and 2024 consisted of the following:

	For the Years Ended
	June 30
	2025	2024
Stock option-based expense :
Research and development expenses	$210,498	$731,638
General and administrative expenses	394,039	346,309
Sales and marketing expenses	97,520	349,377
Board option expense	229,389	179,950
Total	$931,446	$1,607,274

There is no expense included for the executive officers’ Target Options.

As of June 30, 2025 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $1.15 million (excluding executive Target Options vested value of $8.08 million, which vesting is considered remote) and is expected to be recognized over a weighted average period of 1.56 years (which excludes the executive Target Options).

NOTE 11. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Years Ended
	June 30,
Numerator:	2025	2024
Net loss	$(2,552,651)	$(6,394,295)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	19,633,374	16,681,234

Basic and diluted net loss per share	$(0.13)	$(0.38)

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potentially dilutive securities, on a weighted average basis, that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	For the Years Ended
	June 30
	2025	2024
Options	5,050,533	6,583,972
Warrants	813,500	837,500
Total	5,864,033	7,421,472

Stock options above include 1,980,000 and 2,100,000 executive Target Options as of June 30, 2025 and 2024, respectively. Vesting of these is considered remote.

NOTE 12. PROVISION FOR INCOME TAXES

The components of loss before provision for income taxes for the years ended June 30, 2025 and 2024 were as follows:

	For the Years ended June 30,
	2025	2024

Loss subject to domestic income taxes	$(2,197,907)	$(4,195,185)
Loss subject to foreign income taxes	(354,744)	(2,199,110)
Total loss	$(2,552,651)	$(6,394,295)

The Company recorded provision for foreign income taxes for the years ended June 30, 2025 and 2024 consists of the following:

	For the Years ended June 30,
	2025	2024

Current	$-	$38,588
Deferred	-	(38,588)
Total provision for income taxes	$-	$-

There was no current or deferred income tax provision for the years ended June 30, 2025 and 2024.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of taxes at the U.S. federal statutory rate to our provision for income taxes for the years ended June 30, 2025 and 2024 were as follows:

	For the Years Ended June 30,
	2025	2024

Statutory Federal Income Tax Rate	-21.00%	-21.00%
State and Local Taxes, Net of Federal Tax Benefit	-2.34%	-10.15%
Stock Based Compensation Expense (ISO)	5.52%	3.46%
Foreign tax rate differential	-4.00%	-4.00%
GAAP to Statutory rate	3.47%	13.76%
Change in Valuation Allowance	18.35%	17.93%
Income Taxes Provision	0.00%	0.00%

The Company had deferred tax assets as of June 30, 2025 and 2024 as follows:

	As of June 30,	As of June 30,
	2025	2024

Net operating loss carryforward	$8,189,759	$9,347,624
Goodwill and intangible asset	3,467,304	2,949,790
Stock-based compensation	369,595	306,274
Other	583,433	1,610,589
Total Deferred Tax Assets	12,610,091	14,214,277
Valuation allowance	(12,610,091)	(14,175,689)
Deferred Tax Asset, Net	$-	$38,588

The Company has established a valuation allowance against the net U.S. deferred tax assets due to uncertainty regarding the ability to utilize these deferred tax assets in the future. As of June 30, 2025, the Company had Federal net operating loss carryforwards (“NOLs”) for the years ending June 30, 2018 and prior of approximately $2.88 million that begin to expire in 2037 and NOLs for the years ending June 30, 2019 through 2025 of approximately $34.99 million that have no expiration date. New York State / New York City NOLs as of June 30, 2025 of approximately $13.39 million and $13.37 million, respectively, have no expiration date. California and Virginia State NOLs as of June 30, 2025 of $12.0 million and $1.72 million, respectively, have no expiration date.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. As a result of the uncertainty in the realization of the Company’s deferred tax assets, the Company has provided a valuation allowance for the full amount of the deferred tax assets as of June 30, 2025 and 2024.

Upon completion of its 2024 (for fiscal year ending June 30, 2025) U.S. income tax return, the Company may identify additional remeasurement adjustments. The Company will continue to assess its provision for income taxes as future guidance is issued, but does not currently anticipate significant revisions will be necessary.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized tax benefits for the years ended June 30, 2025 and 2024:

	For the Years ended June 30,
	2025	2024

Unrecognized tax benefit - beginning of year	$38,588	$-
Gross increases - prior year tax positions	-	-
Gross decreases - prior year tax positions	(38,588)	-
Gross increases - current year tax positions	-	38,588
Gross decreases - current year tax positions	-	-
Statute lapse	-	-
Total provision for income taxes	$-	$38,588

The beginning balance of unrecognized tax benefits of $38,588 was reversed in the current year as the Company divested Glimpse Turkey.

No interest and penalties were incurred or accrued for the years ended June 30, 2025 and 2024.

The Company files U.S., state and foreign tax returns with varying statutes of limitations. No examinations by U.S., state or foreign authorities are currently under way.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the years ended June 30, 2025 and 2024, of approximately $0.41 million and $0.58 million, respectively, which were included in cash flows from operating activities within the consolidated statements of cash flows. As of June 30, 2025, the Company’s operating leases have a weighted average remaining lease term of 0.60 years and weighted average discount rate of 8.20%.

The total rent expense for all operating leases for the years ended June 30, 2025 and 2024, was approximately $0.33 million and $0.46 million, respectively.

THE GLIMPSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from approximately 0.5 to 1.5 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company determined that none of its current leases are expected to be renewed except one. That remaining lease will not be renewed under its current terms and will be renegotiated. Therefore, said lease does not have a measurable term or rate to calculate future lease payments beyond its current term.

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of June 30, 2025 are as follows:

Years Ended June 30,
2026	183,882
2027	4,775
Total future minimum lease commitments, including short-term leases	188,658
Less: future minimum lease payments of short -term leases	(52,500)
Less: imputed interest	(4,407)
Present value of future minimum lease payments, excluding short term leases	$131,750

Current portion of operating lease liabilities	$127,046
Non-current portion of operating lease liabilities	4,704
Total operating lease liability	$131,750

Contingent Consideration for Acquisitions

Contingent consideration for acquisitions consists of the following as of June 30, 2025 and 2024, respectively (see Note 8):

	As of June 30,	As of June 30,
	2025	2024
BLI, current portion	$1,483,583	$1,431,761
XRT	-	35,714
Subtotal current portion	1,483,583	1,467,475
BLI, net of current portion	-	1,413,696
Total contingent consideration for acquisitions	$1,483,583	$2,881,171

In addition, as a result of actual revenue not achieving targets, there is no future contingent consideration recorded related to the S5D acquisition as of June 30, 2024. The contingent consideration payout period ended in January 2025 with no further consideration payments being made.

NOTE 14. SUBSEQUENT EVENTS

In August 2025, the Company closed on an agreement to sell its Pose With the Pros business for an initial consideration of $0.25 million in cash and potential future revenue royalties. In connection therewith, the Company received a $0.05 million nonrefundable prepayment of the consideration in June 2025, which is recorded in accrued liabilities in the balance sheet as of June 30, 2025. This divestiture is not expected to have a material effect on the Company’s revenue and expense. It is anticipated the Company will record a gain at the time of the sale of no more than the initial consideration.

