Form 10-Q
period 2025-09-30
Glimpse Group, Inc.
filed 2025-11-13
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

As of November 11, 2025, the registrant had 21,076,506 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2025	As of June 30, 2025
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$5,562,397	$6,832,725
Accounts receivable	657,110	840,551
Deferred costs	421,417	48,971
Notes receivable	132,600	160,600
Prepaid expenses and other current assets	559,504	289,810
Total current assets	7,333,028	8,172,657

Equipment and leasehold improvements, net	50,559	54,898
Right-of-use assets, net	88,231	122,094
Intangible assets, net	9,067	60,717
Goodwill	10,857,600	10,857,600
Other assets	11,100	11,100
Total assets	$18,349,585	$19,279,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$155,295	$228,371
Accrued liabilities	377,818	446,896
Deferred revenue	69,868	52,576
Lease liabilities, current portion	93,204	127,046
Contingent consideration for acquisition	1,500,000	1,483,583
Total current liabilities	2,196,185	2,338,472

Long term liabilities
Lease liabilities, net of current portion	1,903	4,704
Total liabilities	2,198,088	2,343,176
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 21,066,006 and 21,055,506 issued and outstanding, respectively	21,067	21,056
Additional paid-in capital	82,755,663	82,506,758
Accumulated deficit	(66,625,233)	(65,591,924)
Total stockholders’ equity	16,151,497	16,935,890
Total liabilities and stockholders’ equity	$18,349,585	$19,279,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30,
	2025	2024
Revenue
Software services	$1,247,933	$2,229,257
Software license/software as a service	147,784	209,112
Royalty income	2,936	-
Total revenue	1,398,653	2,438,369
Cost of goods sold	390,881	515,303
Gross profit	1,007,772	1,923,066
Operating expenses:
Research and development expenses	973,400	1,120,522
General and administrative expenses	979,234	939,712
Sales and marketing expenses	324,089	738,875
Amortization of acquisition intangible assets	51,648	125,541
Change in fair value of acquisition contingent consideration	16,417	33,319
Total operating expenses	2,344,788	2,957,969
Loss from operations before other income	(1,337,016)	(1,034,903)

Other income:
Gain on sale of business	240,000	-
Interest income	63,707	20,711
Net loss	$(1,033,309)	$(1,014,192)

Basic and diluted net loss per share	$(0.05)	$(0.06)

Weighted-average common shares outstanding for basic and diluted net loss per share	21,064,979	18,164,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2025	21,055,506	$21,056	$82,506,758	$(65,591,924)	$16,935,890
Common stock and stock option-based compensation expense	10,500	11	146,671	-	146,682
Stock option-based board of directors expense	-	-	102,234	-	102,234
Net loss	-	-	-	(1,033,309)	(1,033,309)
Balance as of September 30, 2025	21,066,006	$21,067	$82,755,663	$(66,625,233)	$16,151,497

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2024	18,158,217	$18,158	$74,559,600	$(63,039,273)	$11,538,485
Common stock and stock option-based compensation expense	8,000	8	354,259	-	354,267
Stock option-based board of directors expense	-	-	12,460	-	12,460
Net loss	-	-	-	(1,014,192)	(1,014,192)
Balance as of September 30, 2024	18,166,217	$18,166	$74,926,319	$(64,053,465)	$10,891,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,033,309)	$(1,014,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	64,070	155,594
Common stock and stock option-based compensation for employees and board of directors	248,916	366,727
Gain on sale of business	(240,000)	-
Acquisition contingent consideration fair value adjustment	16,417	33,319
Adjustment to operating lease right-of-use assets and liabilities	(2,776)	(78,238)

Changes in operating assets and liabilities:
Accounts receivable	183,441	(148,461)
Deferred costs	(372,446)	(149,591)
Prepaid expenses and other current assets	(69,695)	(38,907)
Other assets	-	54,246
Accounts payable	(73,076)	39,698
Accrued liabilities	(29,078)	(20,310)
Deferred revenue	17,292	375,070
Net cash used in operating activities	(1,290,244)	(425,045)
Cash flow from investing activities:
Purchase of equipment	(8,084)	(9,456)
Cash used in investing activities	(8,084)	(9,456)
Cash flows provided by financing activities:
Notes receivable repayments	28,000	-
Net cash provided by financing activities	28,000	-

Net change in cash and cash equivalents	(1,270,328)	(434,501)
Cash and cash equivalents, beginning of period	6,832,725	1,848,295
Cash and cash equivalents, end of period	$5,562,397	$1,413,794

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2025, the results of operations and cash flows for the three months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2026 or for any subsequent periods. The consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2025.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the balances of Glimpse and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Customer Concentration and Credit Risk

Three customers accounted for approximately 79% (35%, 27% and 17%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2025. One of the same customers and another customer accounted for approximately 57% (29% and 28%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2024.

Two customers accounted for approximately 68% (47% and 21%, respectively) of the Company’s accounts receivable as of September 30, 2025. One of the same customers accounted for approximately 46% of the Company’s accounts receivable as of June 30, 2025. No other customer accounted for greater than 10% of accounts receivable as of June 30, 2025.

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

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration in the Company’s condensed consolidated balance sheets as of September 30 and June 30, 2025. Contingent consideration has been recorded at its fair values using unobservable inputs that include assumptions regarding financial forecasts and discount rates. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

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

For distinct performance obligations recognized at a point in time, any unrecognized portion of revenue and any corresponding unrecognized expenses are presented as deferred revenue and deferred costs, respectively, in the accompanying balance sheets. Deferred costs include cash payroll costs and may include payments to consultants and vendors.

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

Disaggregation of Revenue

The Company generated revenue for the three months ended September 30, 2025 and 2024 by delivering: (i) Software Services, consisting primarily of VR/AR/Spatial Computing software projects, solutions and consulting services, (ii) Software Licenses & SaaS, consisting primarily of VR, AR and Spatial Computing software licenses or SaaS, and (iii) royalty income. The Company currently generates its revenues primarily from customers in the United States.

Revenue for a significant portion of Software Services projects and solutions (projects whereby, the development of the project leads to an identifiable asset with an alternative use to the Company) is recognized at the point of time in which the customer obtains control of the project, customer accepts delivery and confirms completion of the project. The Company also generates Software Services revenues which are custom project solutions (projects whereby, the development of the custom project leads to an identifiable asset with no alternative use to the Company, and, in which, the Company also has an enforceable right to payment under the contract) and are therefore recognized based on the percentage of completion using an input model with a master budget. The budget is reviewed periodically and percentage of completion adjusted accordingly.

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

Timing of Revenue

The timing of revenue recognition for the three months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended
	September 30,
	2025	2024
Products and services transferred at a point in time	$914,387	$2,183,830
Products and services transferred/recognized over time	484,266	254,539
Total Revenue	$1,398,653	$2,438,369

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

In Software Services project contract situations, the Company invoices customers for a substantial portion of the project upon entering into the contract due to their custom nature and revenue is recognized based upon percentage of completion. Revenue recognized subsequent to invoicing is recorded as deferred revenue (billings in excess of cost) and revenue recognized prior to invoicing is recorded as a deferred cost (cost in excess of billings).

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

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of September 30, 2025 and 2024, the Company had approximately $2.92 million and $5.56 million, respectively, in unfulfilled performance obligations.

Other Significant Accounting Policies

There have been no material changes to other significant accounting policies from those detailed in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2025.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning July 1, 2025. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

NOTE 3. SEGMENT AND RELATED INFORMATION

The Company has one reportable segment managed on a consolidated basis: Immersive technology software development and commercialization. The Company derives revenue primarily in the United States and manages all business activities on a consolidated basis. The services are deployed to customers in a similar manner.

The Company’s chief operating decision maker (“CDOM”) is the Chief Executive Officer who reviews financial information presented on a consolidated basis to allocate resources, evaluate performance and make overall operating decisions. The measure of segment profit or loss that is most consistent with the condensed consolidated financial statements is net cash used in operating activities. The accounting policies of our single reportable segment are the same as those for the condensed consolidated financial statements. The level of disaggregation and amounts of significant revenue and cash expenses that are regularly provided to the CDOM are the same as presented in the condensed consolidated statement of cash flows. Likewise, the measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

NOTE 4. QREAL AND GLIMPSE TURKEY DIVESTITURE

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

The assets, as defined in the divestiture agreement, of Qreal/Glimpse Turkey, were sold in return for a $1.56 million senior secured convertible note (the “Note”) from the purchasing (“New”) entity and a 10% equity stake in New entity. Principal payback of the note is tied directly to revenue collected by New entity (separate from the Milestone). The note converts to New entity equity upon certain equity capital raising of New entity, as defined. The Company accounts for the investment in New entity at cost ($100) because the Company does not control or have significant influence over the investment. The Company has also fully reserved against the Note as collectability is considered uncertain.

Revenue from the divested business that is not being retained going forward was approximately $0.06 million for the three months ended September 30, 2024.

Pursuant to the original acquisition of QReal by the Company in 2016, upon sale of the entity the original sellers are due 8% (“economic interest”) of the Milestone proceeds. As the achievement of the Milestone is uncertain, liability for these payments will be recorded as actual Milestone proceeds occur. The Company recorded an expense of approximately $0.01 million related to the economic interest in sales and marketing expense on the condensed consolidated statement of operations for the three months ended September 30, 2025.

As of September 30, 2025, the Company has received $0.51 million of the Milestone.

In connection with the QReal divestiture, the Company made two personal loans to the majority owner of New entity to assist in startup funding of New entity. These loans are personally guaranteed by said majority owner. The loans bear interest at a nominal rate, have monthly repayment requirements and are due in full by October 31, 2025 and April 30, 2026, respectively. The net outstanding balance on the loans is recorded as of September 30 and June 30, 2025 in the condensed consolidated balance sheets as notes receivable.

NOTE 5. SALE OF BUSINESS

In August 2025, the Company closed on an agreement to sell the assets, as defined in the agreement, of its Pose With the Pros business for an initial consideration of $0.25 million in cash and potential future revenue royalties. In connection therewith, the Company received a $0.05 million nonrefundable prepayment of the consideration in June 2025 which is recorded in accrued liabilities in the consolidated balance sheet as of June 30, 2025. The remaining $0.20 million consideration is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 2025. The $0.20 million remaining consideration was received in October 2025 (see Note 11).

In the three months ended September 30, 2025 the Company recognized a gain on this transaction of $0.24 million which is recorded as gain on sale of business in the condensed consolidated statement of operations.

Revenue from the divested business was approximately $0.01 million and $0.11 million, respectively, for the three months ended September 30, 2025 and 2024.

NOTE 6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of September 30 and June 30, 2025, the Company’s cash and cash equivalents were as follows:

	As of September 30, 2025
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$127,478	$-		$127,478
Level 1:
Money market funds	5,434,919	-	$5,434,919	5,434,919
Total cash and cash equivalents	$5,562,397	$-	$5,434,919	$5,562,397

	As of June 30, 2025
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$130,288	$-		$130,288
Level 1:
Money market funds	6,702,437	-	$6,702,437	6,702,437
Total cash and cash equivalents	$6,832,725	$-	$6,702,437	$6,832,725

Contingent Consideration

Contingent consideration was valued at the time of acquisition using unobservable inputs and included using a Monte Carlo simulation model, which model incorporated revenue volatility, internal rate of return, and a risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance, at times, of a third-party valuation specialist.

During the three months ended September 30, 2025 the Company finalized the contingent consideration related to the acquisition of Brightline Interactive, LLC (“BLI”) which resulted in a final contingent consideration payout of $1.50 million. This was paid in cash in October 2025 (see Note 11).

The change in fair value of contingent consideration for BLI for the three months ended September 30, 2025 was a non-cash expense of approximately $0.02 million included as change in fair value of acquisition contingent consideration in the condensed consolidated statement of operations. This reflects the change in the time value of money related to the present value of anticipated payment.

As of June 30, 2025, the Company’s contingent consideration liability balance was as follows:

	As of June 30, 2025
	Contingent Consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration - BLI	7,324,900	(2,997,894)	(2,843,423)	1,483,583	1,483,583
Contingent consideration - XRT	-	(499,288)	499,288	-	-
Total contingent consideration	$7,324,900	$(2,997,894)	$(2,843,423)	$1,483,583	$1,483,583

Actual BLI revenue through June 30, 2025 resulted in additional gross consideration of $1.50 million over the remainder of the contingent consideration payout period ending on July 31, 2025, payable in cash. Actual BLI revenue through July 31, 2025 did not trigger additional consideration. Accordingly, contingent consideration remaining for the BLI acquisition as of June 30, 2025 is calculated at the present value of the remaining $1.50 million cash discounted at risk-free interest rates from the estimated payment date.

The change in fair value of contingent consideration for BLI for the three months ended September 30, 2024 was a non-cash expense of approximately $0.07 million included as change in fair value of acquisition contingent consideration in the condensed consolidated statement of operations. This reflects the change in the time value of money related to the present value of anticipated payments.

The change in fair value of contingent consideration for XR Terra, LLC (“XRT”) for the three months ended September 30, 2024 was a non-cash gain of approximately $0.03 million included as change in fair value of acquisition contingent consideration in the condensed consolidated statement of operations. This reflects the reversal of the estimated final consideration payment related to the acquisition of XRT. The contingent consideration payout period ended September 2024.

NOTE 7. DEFERRED COSTS AND DEFERRED REVENUE

As of September 30 and June 30, 2025, deferred costs totaling $421,417 and $48,971, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($39,232 and $48,971, respectively), and costs in excess of billings under contracts not completed and recognized over time ($382,185 and $0, respectively). As of September 30 and June 30, 2025, deferred revenue, totaling $69,868 and $52,576, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time.

The following table shows the net activity of deferred cost and deferred revenue for the three months ended September 30, 2025 and the year ended June 30, 2025:

	As of and for the three months ended September 30, 2025	As of and for the year ended June 30, 2025

Deferred costs - beginning of period	$48,971	$170,781
Deferred cost recognized as cost of goods sold during period	(7,357)	(170,781)
Costs in excess of billings	375,440	-
Costs incurred and not yet recognized as cost of goods sold	4,363	48,971
Deferred cost - end of period	$421,417	$48,971

Deferred revenue - beginning of period	$52,576	$72,788
Deferred revenue recognized as revenue during period	(31,326)	(72,788)
Payments received and not yet recognized as revenue	48,618	52,576
Deferred revenue - end of period	$69,868	$52,576

NOTE 8. EQUITY

Common Stock Issued

Common stock issued to Employees as Compensation

During the three months ended September 30, 2025, the Company issued 10,500 unrestricted shares of common stock to an employee as compensation and recorded share-based compensation expense of approximately $0.01 million in sales and marketing expenses in the condensed consolidated statement of operations.

During the three months ended September 30, 2024, the Company issued 8,000 unrestricted shares of common stock to an employee as compensation and recorded share-based compensation expense of approximately $0.01 million in sales and marketing expenses in the condensed consolidated statement of operations.

Warrants

In connection with the July 2021 IPO, the November 2021 Securities Purchase Agreement (“SPA”) and the December 2024 SPA, the Company issued warrants, which are exercisable into Company common shares on a one-for-one basis, as detailed below. The warrants are not publicly traded.

The remaining outstanding warrants as of September 30, 2025 are:

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

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 13.17 million common shares reserved for issuance. As of September 30, 2025, there were approximately 7.34 million shares available for issuance under the Plan. The shares available are after the granting of 1.98 million shares of executive Target Options.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan for the specific periods below are noted in the following table:

	For the Three Months Ended September 30,
	2025	2024
Weighted average expected terms (in years)	6.0	6.0
Weighted average expected volatility	129.6%	99.5%
Weighted average risk-free interest rate	4.0%	4.4%
Expected dividend yield	0.0%	0.0%

The grant date fair value for options granted during the three months ended September 30, 2025 and 2024 was approximately $0.17 million and $0.10 million, respectively.

The following is a summary of the Company’s stock option activity for the three months ended September 30, 2025 and 2024, excluding the executive Target Options:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2025	2,766,206	$3.37	5.6	$-
Options Granted	125,000	2.31	9.9	-
Options Exercised	-	-	0.0	-
Options Forfeited / Cancelled	(72,804)	3.15	7.0	-
Outstanding at September 30, 2025	2,818,402	$3.33	5.5	$35,000
Exercisable at September 30, 2025	1,917,257	$3.55	4.5	$13,694

The above table excludes executive Target Options: 1,980,000 granted, $7.00 exercise price, 7.4 remaining term in years, no intrinsic value. Vesting of these is considered remote.

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

The intrinsic value of stock options activity for the three months ended September 30, 2025 and 2024 was computed using a fair market value (fiscal year to date VWAP – volume weighted average price) of the common stock of $1.52 per share and $0.84 per share, respectively.

The intrinsic value of stock options outstanding and exercisable as of September 30, 2025 and 2024 was computed using NASDAQ market closing prices of the common stock of $1.64 per share and $0.76 per share, respectively.

The Company’s stock option-based expense for the three months ended September 30, 2025 and 2024 consisted of the following:

	For the Three Months Ended
	September 30
	2025	2024
Stock option-based expense:
Research and development expenses	$35,112	$139,190
General and administrative expenses	84,683	113,008
Sales and marketing expenses	13,340	94,068
Board option expense	102,235	12,460
Total	$235,370	$358,726

There is no expense included for the executive officers’ Target Options.

As of September 30, 2025 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $1.0 million (excluding executive Target Options of $8.08 million, which vesting and expense is considered remote) and is expected to be recognized over a weighted average period of 1.58 years (which excludes the executive Target Options).

NOTE 9. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	September 30,
Numerator:	2025	2024
Net loss	$(1,033,309)	$(1,014,192)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	21,064,979	18,164,217

Basic and diluted net loss per share	$(0.05)	$(0.06)

Potentially dilutive securities, on a weighted average basis, that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	For the Three Months Ended
	September 30,
	2025	2024
Options	4,874,710	5,994,282
Warrants	737,500	837,500
Total	5,612,210	6,831,782

Stock options above include 1,980,000 executive Target Options as of September 30, 2025 and 2024, respectively. Vesting of these is considered remote.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the three months ended September 30, 2025 and 2024, of approximately $0.07 million and $0.19 million, respectively, which were included in net cash used in operating activities within the condensed consolidated statements of cash flows. As of September 30, 2025, the Company’s operating leases have a weighted average remaining lease term of 0.48 years and weighted average discount rate of 8.33%.

The total rent expense for all operating leases for the three months ended September 30, 2025 and 2024, was approximately $0.06 million and $0.11 million, respectively.

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from approximately 0.25 to 1.17 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company determined that none of its current leases are expected to be renewed except one. That remaining lease will not be renewed under its current terms and will be renegotiated. Therefore, said lease does not have a measurable term or rate to calculate future lease payments beyond its current term.

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of September 30, 2025 are as follows:

Years Ended June 30,
2026	118,846
2027	4,775
Total future minimum lease commitments, including short-term leases	123,621
Less: future minimum lease payments of short -term leases	(26,250)
Less: imputed interest	(2,264)
Present value of future minimum lease payments, excluding short term leases	$95,107

Current portion of operating lease liabilities	$93,204
Non-current portion of operating lease liabilities	1,903
Total operating lease liability	$95,107

Contingent Consideration for Acquisitions

Contingent consideration for acquisition consists of the following as of September 30 and June 30, 2025, respectively (see Notes 6 and 11):

	As of September 30,	As of June 30,
	2025	2025
BLI	$1,500,000	$1,483,583
Total contingent consideration for acquisition	$1,500,000	$1,483,583

NOTE 11. SUBSEQUENT EVENTS

In October 2025, the Company paid the sellers of BLI the final acquisition contingent consideration payment of $1.50 million in cash (see Notes 6 and 10).

In October 2025, the Company received $0.20 million in cash representing remaining consideration for sale of the Pose With The Pros business (see Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto, and related disclosures, as of and for the fiscal year ended June 30, 2025, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the Securities and Exchange Commission (the “SEC”). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” or “the Company,” refer to The Glimpse Group, Inc., a Nevada corporation.

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

In fiscal year 2024, we shifted our businesses (“Strategic Shift”) to focus on providing immersive technology solutions software and services that are primarily driven by Spatial Computing, Cloud and Artificial Intelligence (AI), including our product “Spatial Core,” led by our entity Brightline Interactive, LLC (“BLI”). We believe that Spatial Core is a key differentiator, growth driver and competitive advantage for us.

At the time of this filing, we have approximately 40 full time employees, primarily software developers, engineers and 3D artists.

The Glimpse Group, Inc. was incorporated in June 2016 under the laws of the State of Nevada, and is headquartered in New York, New York.

Business Organization Chart (as of September 30, 2025):

Significant Items

At-The-Market Offering

On July 11, 2025, we entered into a Sales Agreement with WestPark Capital, Inc., as sales agent, pursuant to which we may offer and sell, from time to time through WestPark Capital, Inc., up to $3,081,340 of our common stock, by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. We refer to the foregoing transaction in this Quarterly Report on Form 10-Q as the “ATM Facility.” No shares under the ATM Facility have been sold to date.

SpatialCore Contract

On August 13, 2025 we entered into a $2+ million SpatialCore contract to be delivered over a 12 month period.

Potential Subsidiary Spin Off

In September 2025, the Company’s board of directors approved the exploration of a potential spin off of the Company’s BLI subsidiary as a separate public company to potentially unlock shareholder value and provide growth resources to BLI. This process is in its early stages and its structure and success are uncertain and may not occur.

Financial Highlights for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2025 and 2024:

Summary P&L

	For the Three Months Ended
	September 30,		Change
	2025	2024	$	%
	(in millions)
Revenue	$1.40	$2.44	$(1.04)	-43%
Cost of Goods Sold	0.39	0.52	(0.13)	-25%
Gross Profit	1.01	1.92	(0.91)	-47%
Total Operating Expenses	2.34	2.96	(0.62)	-21%
Loss from Operations before Other Income	(1.33)	(1.04)	(0.29)	-28%
Other Income	0.30	0.02	0.28	NA
Net Loss	$(1.03)	$(1.02)	$(0.01)	-1%

Revenue

	For the Three Months Ended
	September 30,		Change
	2025	2024	$	%
	(in millions)
Software Services	$1.25	$2.23	$(0.98)	-44%
Software License/Software as a Service	0.15	0.21	(0.06)	-29%
Total Revenue	$1.40	$2.44	$(1.04)	-43%

Total revenue for the three months ended September 30, 2025 was approximately $1.40 million compared to approximately $2.44 million for the three months ended September 30, 2024, decrease of approximately 43%. The decrease reflects timing of Department of War (“DoW”) contracts and U.S. Government budget delays and run off of certain legacy VR/AR customers reflecting our Strategic Shift.

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

For the three months ended September 30, 2025, Software Services revenue was approximately $1.25 million compared to approximately $2.23 million for the three months ended September 30, 2024, a decrease of approximately 44%. The decrease reflects timing of DoW contracts and U.S. Government budget delays and run off of certain legacy VR/AR customers reflecting our Strategic Shift.

For the three months ended September 30, 2025, Software License revenue was approximately $0.15 million compared to approximately $0.21 million for the three months ended September 30, 2024. The decrease was due to the license timing with a higher education customer.

Royalty income was negligible for the three months ended September 30, 2025 and zero for the prior year period.

Customer Concentration

Three customers accounted for approximately 79% (35%, 27% and 17%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2025. One of the same customers and a different customer accounted for approximately 57% (29% and 28%, respectively) of the Company’s total gross revenues during the three months ended September 30, 2024.

Gross Profit

	For the Three Months Ended
	September 30,		Change
	2025	2024	$	%
	(in millions)
Revenue	$1.40	$2.44	$(1.04)	-43%
Cost of Goods Sold	0.39	0.52	(0.13)	-25%
Gross Profit	1.01	1.92	(0.91)	-47%
Gross Profit Margin	72%	79%

Gross profit was approximately 72% for the three months ended September 30, 2025 compared to approximately 79% for the three months ended September 30, 2024. The decrease was primarily driven by the change in cost structure of DoW projects.

Operating Expenses

	For theThree Months Ended
	September 30,		Change
	2025	2024	$	%
	(in millions)
Research and development expenses	$0.97	$1.12	$(0.15)	-13%
General and administrative expenses	0.98	0.94	0.04	4%
Sales and marketing expenses	0.32	0.74	(0.42)	-57%
Amortization of acquisition intangible assets	0.05	0.13	(0.08)	-62%
Change in fair value of acquisition contingent consideration	0.02	0.03	(0.01)	-33%
Total Operating Expenses	$2.34	$2.96	$(0.62)	-21%

Operating expenses for the three months ended September 30, 2025 were approximately $2.34 million compared to approximately $2.96 million for the three months ended September 30, 2024, a decrease of approximately 21%. The decrease reflects the divestiture of the QReal business and reduction in non-core businesses.

Research and Development

Research and development expenses for the three months ended September 30, 2025 were approximately $0.97 million compared to approximately $1.12 million for the three months ended September 30, 2024, a decrease of approximately 13%. The decrease was driven by the divestiture of the QReal business and reduction in non-core businesses.

General and Administrative

General and administrative expenses for the three months ended September 30, 2025 were approximately $0.98 million compared to approximately $0.94 million for the three months ended September 30, 2024, an increase of approximately 4%. The increase reflects increased investor relation efforts.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2025 were approximately $0.32 million compared to approximately $0.74 million for the three months ended September 30, 2024, a decrease of approximately 57%. This decrease represents the divestiture of the QReal business, reduction in non-core businesses and decrease in revenue driven incentive compensation.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the three months ended September 30, 2025 was approximately $0.05 million compared to approximately $0.13 million for the three months ended September 30, 2024, a decrease of approximately 62%. The decrease is attributable to the run off of the remaining attributable useful life of the intangible acquisition assets.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration expense for the three months ended September 30, 2025 was approximately $0.02 million compared to approximately $0.03 million for the three months ended September 30, 2024. The expense represents the change in the present value of BLI cash contingent consideration between balance sheet measurement dates.

Other Income

Other income for the three months ended September 30, 2025 was approximately $0.30 million compared to approximately $0.02 million for the three months ended September 30, 2024. 2025 primarily represents a gain on sale of the Pose With the Pros business. 2025 also reflects increased investable cash balances and associated interest income as a result of the equity raise in December 2024.

Net Loss

Net loss for the three months ended September 30, 2025 was approximately $1.03 million compared to approximately $1.02 million for the three months ended September 30, 2024. This reflects a reduction in 2025 revenue and gross margin, fully offset by a reduction in operating expenses and a gain on sale of the Pose With the Pros business.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles (“GAAP”), as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income (loss), operating income (loss), and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and stockholders benefit from referring to the aforementioned non-GAAP financial measures in planning, forecasting and analyzing future periods.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,
	2025	2024
	(in millions)
Net loss	$(1.03)	$(1.02)
Depreciation and amortization	0.06	0.16
EBITDA loss	(0.97)	(0.86)
Stock based compensation expenses	0.25	0.37
Change in fair value of acquisition contingent consideration	0.02	0.03
Gain on sale of business	(0.24)	-
Adjusted EBITDA loss	$(0.92)	$(0.46)

Adjusted EBITDA loss was $0.92 million for the three months ended September 30, 2025 compared to approximately $0.46 million loss for the three months ended September 30, 2024. This reflects a reduction in 2025 revenue and gross margin partially offset by a reduction in operating expenses.

Liquidity and Capital Resources

	For the Three Months Ended
	September 30,		Change
	2025	2024	$	%
	(in millions)
Net cash used in operating activities	$(1.29)	$(0.42)	$(0.87)	-207%
Net cash used in investing activities	(0.01)	(0.01)	-	NA
Net cash provided by financing activities	0.03	-	0.03	100%
Net decrease in cash and cash equivalents	(1.27)	(0.43)	(0.84)	-195%
Cash and cash equivalents, beginning of period	6.83	1.84	4.99	271%
Cash and cash equivalents, end of period	$5.56	$1.41	$4.15	294%

Operating Activities

Net cash used in operating activities was approximately $1.29 million for the three months ended September 30, 2025, compared to approximately $0.42 million during the three months ended September 30, 2024. This reflects a reduction in 2025 revenue and gross margin which is partially offset by a reduction in operating expenses, and the timing of cash receipts on DoW projects.

Investing Activities

Net cash used in investing activities was flat year over year. The amount represents equipment purchases.

Financing Activities

Net cash provided by financing activities was approximately $0.03 million for the three months ended September 30, 2025, compared to zero for the prior year period. The 2025 amounts represent repayment of notes receivable related to the divestiture of QReal.

Capital Resources

As of September 30, 2025, the Company had cash and cash equivalents of $5.56 million, plus $0.66 million of accounts receivable.

As of September 30, 2025, the Company had no outstanding debt obligations.

As of September 30, 2025, the Company had no issued and outstanding preferred stock.

As of September 30, 2025, contingent consideration for acquisition liabilities represents a $1.50 million cash component which was paid in October 2025. This was the final payment due related to the BLI acquisition.

Recently Adopted Accounting Pronouncements

Please see Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q that describes the impact, if any, from the adoption of recent accounting pronouncements.

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

Internal Control Over Financial Reporting

During the period ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Equity Securities

During the three months ended September 30, 2025, the Company issued 10,500 shares of common stock for:

	Number of Shares	Cash Proceeds	Value of Shares

Compensation and vendor expense	10,500	-	13,545
Total	10,500	$-	$13,545

Please refer to Note 8 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The foregoing transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of November, 2025.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer
(Principal Financial Officer)

