Form 10-Q
period 2025-12-31
Glimpse Group, Inc.
filed 2026-02-17
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

☐ Yes ☒ No

As of February 10, 2026, the registrant had 21,076,506 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2025	As of June 30, 2025
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$3,342,713	$6,832,725
Accounts receivable	561,888	840,551
Deferred costs	561,563	48,971
Notes receivable	105,000	160,600
Prepaid expenses and other current assets	334,492	289,810
Total current assets	4,905,656	8,172,657

Equipment and leasehold improvements, net	48,605	54,898
Right-of-use assets, net	196,510	122,094
Intangible assets, net	-	60,717
Goodwill	10,857,600	10,857,600
Other assets	11,100	11,100
Total assets	$16,019,471	$19,279,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$86,575	$228,371
Accrued liabilities	238,583	446,896
Deferred revenue	242,977	52,576
Lease liabilities, current portion	151,602	127,046
Contingent consideration for acquisition	-	1,483,583
Total current liabilities	719,737	2,338,472

Long term liabilities
Lease liabilities, net of current portion	48,967	4,704
Total liabilities	768,704	2,343,176
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20 million shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300 million shares authorized; 21,076,506 and 21,055,506 issued and outstanding, respectively	21,077	21,056
Additional paid-in capital	83,080,512	82,506,758
Accumulated deficit	(67,850,822)	(65,591,924)
Total stockholders’ equity	15,250,767	16,935,890
Total liabilities and stockholders’ equity	$16,019,471	$19,279,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue
Software services	$1,175,269	$3,129,108	$2,423,202	$5,358,365
Software license/software as a service	103,947	39,826	251,731	248,938
Royalty income	20,481	-	23,417	-
Total revenue	1,299,697	3,168,934	2,698,350	5,607,303
Cost of goods sold	510,231	1,144,007	901,112	1,659,310
Gross profit	789,466	2,024,927	1,797,238	3,947,993
Operating expenses:
Research and development expenses	894,387	659,699	1,867,787	1,780,222
General and administrative expenses	843,821	845,381	1,823,055	1,782,660
Sales and marketing expenses	303,946	384,223	628,035	1,123,098
Amortization of acquisition intangible assets	9,069	100,536	60,717	226,077
Change in fair value of acquisition contingent consideration	-	28,161	16,417	61,480
Total operating expenses	2,051,223	2,018,000	4,396,011	4,973,537
Income (loss) from operations before other income	(1,261,757)	6,927	(2,598,773)	(1,025,544)

Other income:
Gain on sale of business	-	-	240,000	-
Interest income	36,168	18,945	99,875	37,224
Net income (loss)	$(1,225,589)	$25,872	$(2,258,898)	$(988,320)

Basic net income (loss) per share	$(0.06)	$0.00	$(0.11)	$(0.05)
Diluted net income (loss) per share	$(0.06)	$0.00	$(0.11)	$(0.05)

Weighted-average common shares used to compute basic net income (loss) per share	21,075,935	18,361,274	21,070,457	18,262,745
Weighted-average common shares used to compute diluted net income (loss) per share	21,075,935	24,521,976	21,070,457	18,262,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of October 1, 2025	21,066,006	$21,067	$82,755,663	$(66,625,233)	$16,151,497
Common stock and stock option-based compensation expense	10,500	10	222,613	-	222,623
Stock option-based board of directors expense	-	-	102,236	-	102,236
Net loss	-	-	-	(1,225,589)	(1,225,589)
Balance as of December 31, 2025	21,076,506	$21,077	$83,080,512	$(67,850,822)	$15,250,767

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of July 1, 2025	21,055,506	$21,056	$82,506,758	$(65,591,924)	$16,935,890
Common stock and stock option-based compensation expense	21,000	21	369,284	-	369,305
Stock option-based board of directors expense	-	-	204,470	-	204,470
Net loss	-	-	-	(2,258,898)	(2,258,898)
Balance as of December 31, 2025	21,076,506	$21,077	$83,080,512	$(67,850,822)	$15,250,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of October 1, 2024	18,166,217	$18,166	$74,926,319	$(64,053,465)	$10,891,020
Common stock and stock option-based compensation expense	8,000	8	28,037	-	28,045
Stock option-based board of directors expense	-	-	12,459	-	12,459
Common stock issued for exercise of options	7,789	8	(8)	-	-
Common stock issued in Securities Purchase Agreement, net	1,990,000	1,990	6,783,562	-	6,785,552
Common stock issued for exercise of warrants	100,000	100	174,900	-	175,000
Net income	-	-	-	25,872	25,872
Balance as of December 31, 2024	20,272,006	$20,272	$81,925,269	$(64,027,593)	$17,917,948

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of July 1, 2024	18,158,217	$18,158	$74,559,600	$(63,039,273)	$11,538,485
Common stock and stock option-based compensation expense	16,000	16	382,296	-	382,312
Stock option-based board of directors expense	-	-	24,919	-	24,919
Common stock issued for exercise of options	7,789	8	(8)	-	-
Common stock issued in Securities Purchase Agreement, net	1,990,000	1,990	6,783,562	-	6,785,552
Common stock issued for exercise of warrants	100,000	100	174,900		175,000
Net loss	-	-	-	(988,320)	(988,320)
Balance as of December 31, 2024	20,272,006	$20,272	$81,925,269	$(64,027,593)	$17,917,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,258,898)	$(988,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	83,199	272,615
Common stock and stock option based compensation for employees and board of directors	573,775	407,231
Net gain on divestiture of subsidiaries	-	(1,397,066)
Reserve on note received in connection with divestiture of subsidiaries	-	1,500,000
Gain on office lease termination	-	(34,660)
Acquisition contingent consideration fair value adjustment	16,417	61,480
Adjustment to operating lease right-of-use assets and liabilities	(5,597)	(41,787)

Changes in operating assets and liabilities:
Accounts receivable	278,663	(668,847)
Deferred costs	(512,592)	(52,003)
Loans receivable	-	(40,900)
Prepaid expenses and other current assets	(44,682)	99,757
Other assets	-	5,349
Accounts payable	(141,796)	114,108
Accrued liabilities	(208,313)	295,521
Deferred revenue	190,401	214,369
Net cash used in operating activities	(2,029,423)	(253,153)
Cash flow from investing activities:
Purchase of leasehold improvements and equipment	(16,189)	(26,406)
Payment of contingent consideration for acquisition	(1,500,000)	-
Cash used in investing activities	(1,516,189)	(26,406)
Cash flows provided by financing activities:
Notes receivable repayments (issuance)	55,600	(84,000)
Proceeds from securities purchase agreement, net	-	6,785,552
Proceeds from exercise of warrants	-	175,000
Net cash provided by financing activities	55,600	6,876,552

Net change in cash and cash equivalents	(3,490,012)	6,596,993
Cash and cash equivalents, beginning of period	6,832,725	1,848,295
Cash and cash equivalents, end of period	$3,342,713	$8,445,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

The Glimpse Group, Inc. (“Glimpse”, the “Company”) is an Immersive technology company, providing Spatial Computing, Virtual Reality (“VR”) and Augmented Reality (“AR”) software and services. Glimpse’s operating entities are located in the United States. The Company was incorporated in the State of Nevada in June 2016.

Glimpse’s unique business model builds scale and a robust ecosystem, while simultaneously providing investors an opportunity to invest directly into this emerging industry via a diversified platform.

The Company is listed on the Nasdaq Capital Market Exchange (“NASDAQ”) under the ticker VRAR.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2025, the results of operations and cash flows for the three and six months ended December 31, 2025 and 2024. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2025 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2026 or for any subsequent periods. The consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2025.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the balances of Glimpse and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Customer Concentration and Credit Risk

Four customers accounted for approximately 81% (29%, 21%, 21% and 10%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2025. Three of the same customers accounted for approximately 76% (28%, 28% and 19%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2025. Three customers accounted for approximately 80% (56%, 14%, and 10%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2024. Two of the same customers accounted for approximately 65% (44% and 21%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2024.

Four customers accounted for approximately 91% (44%, 22%, 14% and 11%, respectively) of the Company’s accounts receivable as of December 31, 2025. One of the same customers accounted for approximately 46% of the Company’s accounts receivable as of June 30, 2025. No other customer accounted for greater than 10% of accounts receivable as of June 30, 2025.

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

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration in the Company’s consolidated balance sheet as of June 30, 2025. Contingent consideration has been recorded at its fair values using unobservable inputs that include assumptions regarding financial forecasts and discount rates. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The Company’s other financial instruments consist primarily of accounts receivable, accounts payable and other liabilities, and are reported at approximate fair value due to the short-term nature of these instruments.

Revenue Recognition

Nature of Revenues

The Company reports its revenues in three categories:

●	Software Services: Spatial Computing, VR and AR projects, solutions and consulting services.
●	Software License and Software-as-a-Service (“SaaS”): Spatial Computing, VR and AR software that is sold either as a license or as a SaaS subscription.
●	Royalty income: royalty income earned pursuant to specific agreements.

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

Disaggregation of Revenue

The Company generated revenue for the three and six months ended December 31, 2025 and 2024 by delivering: (i) Software Services, consisting primarily of Spatial Computing and VR/AR software projects, solutions and consulting services, (ii) Software Licenses & SaaS, consisting primarily of Spatial Computing and VR/AR software licenses or SaaS, and (iii) Royalty income. The Company currently generates its revenues primarily from customers in the United States.

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

Timing of Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally records an unbilled receivable asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.

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

The timing of revenue recognition for the three and six months ended December 31, 2025 and 2024 was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Products and services transferred at a point in time	$780,342	$3,080,816	$1,694,728	$5,264,646
Products and services transferred/recognized over time	$519,355	$88,118	1,003,622	342,657
Total revenue	$1,299,697	$3,168,934	$2,698,350	$5,607,303

Remaining Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of December 31, 2025, the Company had approximately $2.48 million in unfulfilled performance obligations, which it expects to primarily realize over the next six months.

Other Significant Accounting Policies

There have been no material changes to other significant accounting policies from those detailed in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2025.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning July 1, 2025. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to enhance specified information about certain costs and expenses at each interim and annual reporting period so that investors can better understand an entity’s overall performance. The guidance is effective for the Company’s annual periods beginning July 1, 2027. The Company is currently evaluating the ASU to determine its impact on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU provides a comprehensive list of interim disclosures that are required by GAAP and clarifies the applicability of Topic 270, as well as a requirement to disclose events since the end of the last annual reporting period that have a material impact on the entity. The new standard will become effective for the Company’s interim disclosures beginning in fiscal year 2029. Early adoption is permitted and the new guidance should be applied prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU includes amendments to the FASB Accounting Standards Codification for a broad range of topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. These amendments are not expected to have a significant effect on current accounting practice for most entities. The new standard will become effective for the Company’s interim and annual reporting periods beginning in fiscal year 2028. Early adoption is permitted on an issue-by-issue basis and the new guidance should be applied prospectively or retrospectively on an issue-by-issue basis. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

NOTE 3. SEGMENT AND RELATED INFORMATION

The Company has one reportable segment managed on a consolidated basis: Immersive technology software development and commercialization. The Company derives revenue primarily in the United States and manages all business activities on a consolidated basis. The services are deployed to customers in a similar manner.

The Company’s chief operating decision maker (“CDOM”) is the Chief Executive Officer who reviews financial information presented on a consolidated basis to allocate resources, evaluate performance and make overall operating decisions. The measure of segment profit or loss that is most consistent with the condensed consolidated financial statements is net cash used in operating activities. The accounting policies of our single reportable segment are the same as those for the condensed consolidated financial statements. The level of disaggregation and amounts of significant revenue and cash expenses that are regularly provided to the CDOM are the same as presented in the condensed consolidated statement of operations. Likewise, the measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

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

The Company did not experience a material change to its revenue for the year ended June 30, 2025 and six months ended December 31, 2025; and does not expect material changes to its expected revenues for year ended June 30 2026. The Company retains the revenues from QReal’s largest customer in full, until such time that the Company has collected and retained $1.35 million net cash in the aggregate, after taking into account all related operating expenses and fees (the “Milestone”). After satisfaction of the Milestone, the Company will receive a monthly cash revenue share for a period of 18 months in relation to any revenues generated from this same customer.

The assets, as defined in the divestiture agreement, of QReal/Glimpse Turkey, were sold in return for a $1.56 million senior secured convertible note (the “Note”) from the purchasing (“New”) entity and a 10% equity stake in New entity. Principal payback of the note is tied directly to revenue collected by New entity (separate from the Milestone). The note converts to New entity equity upon certain equity capital raising of New entity, as defined. The Company accounts for the investment in New entity at cost ($100) because the Company does not control or have significant influence over the investment. The Company has also fully reserved against the Note as collectability is considered uncertain. See Note 11.

Revenue from the divested business that is not being retained going forward was approximately $0.06 million for the six months ended December 31, 2024.

Pursuant to the original acquisition of QReal by the Company in 2016, upon sale of the entity the original sellers are due 8% (“economic interest”) of the Milestone proceeds. As the achievement of the Milestone is uncertain, liability for these payments will be recorded as actual Milestone proceeds occur. The Company recorded an expense of approximately $0 and $0.01 million, respectively, related to the economic interest in sales and marketing expense on the condensed consolidated statement of operations for the three months and six months ended December 31, 2025, and $0.01 million for the six months ended December 31, 2024.

As of December 31, 2025, the Company has received $0.44 million of the Milestone.

In connection with the QReal divestiture, the Company made personal loans to the majority owner of New entity to assist in startup funding of New entity. These loans are personally guaranteed by said majority owner. The loans bear interest at a nominal rate, have monthly repayment requirements and are due in full by April 30, 2026. The outstanding balance on the loans is recorded as of December 31 and June 30, 2025 in the condensed consolidated balance sheets as notes receivable.

NOTE 5. SALE OF BUSINESS

In August 2025, the Company closed on an agreement to sell the assets, as defined in the agreement, of its Pose With the Pros business for an initial consideration of $0.25 million in cash and potential future revenue royalties. In connection therewith, the Company received a $0.05 million nonrefundable prepayment of the consideration in June 2025 which is recorded in accrued liabilities in the consolidated balance sheet as of June 30, 2025. The remaining $0.20 million consideration was received in October 2025.

In the six months ended December 31, 2025 the Company recognized a gain on this transaction of $0.24 million which is recorded as gain on sale of business in the condensed consolidated statement of operations.

Revenue from the divested business was approximately $0.01 million for the six months ended December 31, 2025 and $0.01 and $0.13 million, respectively, for the three and six months ended December 31, 2025 and 2024.

NOTE 6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of December 31 and June 30, 2025, the Company’s cash and cash equivalents were as follows:

	As of December 31, 2025
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$157,991	$-		$157,991
Level 1:
Money market funds	3,184,722	-	$3,184,722	3,184,722
Total cash and cash equivalents	$3,342,713	$-	$3,184,722	$3,342,713

	As of June 30, 2025
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$130,288	$-		$130,288
Level 1:
Money market funds	6,702,437	-	$6,702,437	6,702,437
Total cash and cash equivalents	$6,832,725	$-	$6,702,437	$6,832,725

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

During the six months ended December 31, 2025 the Company finalized the contingent consideration related to the acquisition of Brightline Interactive, Inc. (“BLI”, formerly Brightline Interactive, LLC) which resulted in a final contingent consideration cash payout of $1.50 million in October 2025.

The change in fair value of contingent consideration for BLI for the six months ended December 31, 2025 was a non-cash expense of approximately $0.02 million included as change in fair value of acquisition contingent consideration in the condensed consolidated statement of operations. This reflects the change in the time value of money related to the present value of anticipated payment.

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

The change in fair value of contingent consideration for BLI for the three and six months ended December 31, 2024 was a non-cash expense of approximately $0.03 and $0.09 million, respectively, included as change in fair value of acquisition contingent consideration in the condensed consolidated statement of operations. This reflects the change in the time value of money related to the present value of anticipated payments.

The change in fair value of contingent consideration for XR Terra, LLC (“XRT”) for the six months ended December 31, 2024 was a non-cash gain of approximately $0.03 million included as change in fair value of acquisition contingent consideration in the condensed consolidated statement of operations. This reflects the reversal of the estimated final consideration payment related to the acquisition of XRT. The contingent consideration payout period ended September 2024.

NOTE 7. DEFERRED COSTS AND DEFERRED REVENUE

As of December 31 and June 30, 2025, deferred costs totaling $561,563 and $48,971, respectively, consists of costs deferred under contracts not completed and recognized at a point in time ($51,777 and $48,971, respectively), and costs in excess of billings under contracts not completed and recognized over time ($509,786 and $0, respectively). As of December 31 and June 30, 2025, deferred revenue, totaling $242,977 and $52,576, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($82,735 and $52,576, respectively), and billings in excess of costs under contracts not completed and recognized over time ($160,242 and $0, respectively).

The following table shows the net activity of deferred cost and deferred revenue for the six months ended December 31, 2025 and the year ended June 30, 2025:

	As of and for the six months ended December 31, 2025	As of and for the year ended June 30, 2025

Deferred costs - beginning of period	$48,971	$170,781
Deferred cost recognized as cost of goods sold during period	(7,087)	(170,781)
Costs in excess of billings	509,786	-
Costs incurred and not yet recognized as cost of goods sold	9,893	48,971
Deferred cost - end of period	$561,563	$48,971

Deferred revenue - beginning of period	$52,576	$72,788
Deferred revenue recognized as revenue during period	(52,576)	(72,788)
Billing in excess of costs	160,242	-
Payments received and not yet recognized as revenue	82,735	52,576
Deferred revenue - end of period	$242,977	$52,576

NOTE 8. EQUITY

Common Stock Issued

Common stock issued to Employees as Compensation

During the six months ended December 31, 2025, the Company issued 21,000 unrestricted shares of common stock to an employee as compensation and recorded share-based compensation expense of approximately $0.03 million in sales and marketing expenses in the condensed consolidated statement of operations.

During the six months ended December 31, 2024, the Company issued 16,000 unrestricted shares of common stock to an employee as compensation and recorded share-based compensation expense of approximately $0.01 million in sales and marketing expenses in the condensed consolidated statement of operations.

Securities Purchase Agreements (“SPA”)

In December 2024, the Company completed a SPA with an institutional investor selling 1,990,000 shares of common stock at $2.65 per share and prefunded warrants to purchase up to 760,000 shares of common stock at $2.649 per warrant (which is convertible to one share of common stock on a one for one basis). The prefunded warrants had an exercise price of $0.001 per share of common stock, and were exercised in full in January 2025 for a de minimis amount (760,000 shares at $0.001 per share).

The Company realized total net proceeds (after underwriting and professional fees) of $6.79 million from the December 2024 SPA.

Exercise of Warrants

In December 2024, an institutional investor exercised warrants (issued in connection with the November 2021 SPA) convertible into 100,000 shares of common stock. The Company realized proceeds of $0.18 million ($1.75 per share).

Common stock issued for Exercise of Stock Options

During the six months ended December 31, 2024, the Company issued approximately 8,000 shares of common stock in cashless transactions upon exercise of the respective option grants and realized cash proceeds of zero.

Warrants

In connection with the July 2021 initial public offering (“IPO”), the November 2021 Securities Purchase Agreement (“SPA”) and the December 2024 SPA, the Company issued warrants, which are exercisable into Company common shares on a one-for-one basis, as detailed below. The warrants are not publicly traded.

The remaining outstanding warrants as of December 31, 2025 are:

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

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 13.17 million common shares reserved for issuance. As of December 31, 2025, there were approximately 7.33 million shares available for issuance under the Plan. The shares available are after the granting of 1.98 million shares of executive Target Options.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan for the specific periods below are noted in the following table:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Weighted average expected terms (in years)	5.5	6.0	5.8	6.0
Weighted average expected volatility	120.3%	81.5%	125.3%	87.4%
Weighted average risk-free interest rate	3.9%	3.6%	4.0%	3.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The grant date fair value for options granted during the six months ended December 31, 2025 and 2024 was approximately $0.33 million and $0.11 million, respectively.

The following is a summary of the Company’s stock option activity for the six months ended December 31, 2025 and 2024, excluding the executive Target Options:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding as of July 1, 2025	2,766,206	$3.37	5.6	$-
Options granted	216,000	2.13	9.7	-
Options exercised	-	-	0.0	-
Options forfeited / cancelled	(148,385)	3.08	7.5	-
Outstanding as of December 31, 2025	2,833,821	$3.30	5.3	$-
Exercisable as of December 31, 2025	2,001,866	$3.45	4.5	$-

The above table excludes executive Target Options: 1,980,000 granted, $7.00 exercise price, 7.1 remaining term in years, no intrinsic value. Vesting of these is considered remote.

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding as of July 1, 2024	3,643,880	$3.95	6.5	$-
Options granted	196,301	2.50	9.6	-
Options exercised	(35,600)	2.50	2.3	-
Options forfeited / cancelled	(760,304)	4.54	7.5	2,886
Outstanding as of December 31, 2024	3,044,277	$3.73	5.9	$528,944
Exercisable as of December 31, 2024	1,751,773	$3.93	4.6	$252,829

The above table excludes executive Target Options: 1,980,000 granted, $7.00 exercise price, 8.1 remaining term in years, no intrinsic value. Vesting of these is considered remote.

The intrinsic value of stock options activity for the six months ended December 31, 2025 and 2024 was computed using a fair market value (fiscal year to date VWAP – volume weighted average price) of the common stock of $1.47 per share and $2.41 per share, respectively.

The intrinsic value of stock options outstanding and exercisable as of December 31, 2025 and 2024 was computed using NASDAQ market closing prices of the common stock of $0.93 per share and $2.47 per share, respectively.

The Company’s stock option-based expense for the three months ended December 31, 2025 and 2024 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Stock option-based expense :
Research and development expenses	$48,584	$(17,580)	$83,696	$121,610
General and administrative expenses	137,734	108,835	222,417	221,843
Sales and marketing expenses	20,873	(27,533)	34,213	66,535
Board option expense	102,235	12,459	204,470	24,919
Total	$309,426	$76,181	$544,796	$434,907

There is no expense included for the executive officers’ Target Options.

As of December 31, 2025 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $0.78 million (excluding executive Target Options of $8.08 million, which vesting and expense is considered remote) and is expected to be recognized over a weighted average period of 1.42 years (which excludes the executive Target Options).

NOTE 9. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(1,225,589)	$25,872	$(2,258,898)	$(988,320)
Denominator:
Weighted-average common shares outstanding for basic net income (loss) per share	21,075,935	18,361,274	21,070,457	18,262,745

Weighted-average common shares outstanding for diluted net income (loss) per share	21,075,935	24,521,976	21,070,457	18,262,745

Basic net income (loss) per share	$(0.06)	$0.00	$(0.11)	$(0.05)
Diluted net income (loss) per share	$(0.06)	$0.00	$(0.11)	$(0.05)

Potentially dilutive securities, on a weighted average basis, that were not included in the calculation of diluted net loss per share attributable to common stockholders for the three and six months ended December 31, 2025 and six months ended December 31, 2024 because their effect would be anti-dilutive are as follows (in common equivalent shares):

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Options	4,806,112	5,262,985	4,780,014	5,384,079
Warrants	737,500	897,717	737,500	867,609
Total	5,543,612	6,160,702	5,517,514	6,251,688

Stock options above include 1,980,000 executive Target Options as of December 31, 2025 and 2024, respectively. Vesting of these is considered remote.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the six months ended December 31, 2025 and 2024, of approximately $0.13 million and $0.11 million, respectively, which were included in net cash used in operating activities within the condensed consolidated statements of cash flows. As of December 31, 2025, the Company’s operating leases have a weighted average remaining lease term of 0.90 years and weighted average discount rate of 8.28%.

The total rent expense for all operating leases for the three months ended December 31, 2025 and 2024, was approximately $0.06 million and $0.09 million, respectively.

The total rent expense for all operating leases for the six months ended December 31, 2025 and 2024, was approximately $0.12 million and $0.20 million, respectively.

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from approximately 0.92 to 1.33 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company has renewed one of its current leases and that renewal is incorporated herewith.

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of December 31, 2025 are as follows:

Years Ended June 30,
2026	99,514
2027	149,484
Total future minimum lease commitments, including short-term leases	248,998
Less: future minimum lease payments of short -term leases	(42,000)
Less: imputed interest	(6,429)
Present value of future minimum lease payments, excluding short term leases	$200,569

Current portion of operating lease liabilities	$151,602
Non-current portion of operating lease liabilities	48,967
Total operating lease liability	$200,569

Contingent Consideration for Acquisitions

Contingent consideration for acquisition consists of the following as of December 31 and June 30, 2025, respectively (see Note 6):

	As of December 31,	As of June 30,
	2025	2025
BLI	$-	$1,483,583
Total contingent consideration for acquisition	$-	$1,483,583

NOTE 11. SUBSEQUENT EVENTS

In January 2026, the Company exchanged the $1.56 million Note received in connection with the QReal divestiture (see Note 4) for redeemable convertible preferred stock (“Preferreds”) in New Entity. This exchange has no effect on the financial statements of Glimpse as the note is carried at zero book value and the Preferreds are deemed to have zero ascribed value at this time.

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

Overview

We are an Immersive technology company, providing enterprise focused Spatial Computing, Virtual Reality (VR), and Augmented Reality (AR) software and services (Immersive technologies). Glimpse’s operating entities are located in the United States. We believe that we offer significant exposure to the rapidly growing and potentially transformative Immersive technology markets, while mitigating downside risk via our diversified model and ecosystem.

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

The Immersive technology industry is an early-stage technology industry with nascent markets. We believe that this industry has significant growth potential across verticals, may be transformative, and that our diversified ecosystem creates important competitive advantages. We currently target a wide array of industry verticals, including but not limited to: Government & Defense, Corporate Training, Education, Healthcare, Branding/Marketing/Advertising, Retail, Media & Entertainment, Corporate Events and Social VR support groups and therapy. We focus primarily on the business-to-business (B2B) segment and we are hardware agnostic.

In fiscal year 2024, we shifted our businesses (“Strategic Shift”) to focus on providing immersive technology solutions software and services that are primarily driven by Spatial Computing, Cloud and Artificial Intelligence (AI), including our product “Spatial Core,” led by our entity Brightline Interactive, Inc. (“BLI”). We believe that Spatial Core is a key differentiator, growth driver and competitive advantage for us.

At the time of this filing, we have approximately 40 full time employees, primarily software developers, engineers and 3D artists.

The Glimpse Group, Inc. was incorporated in June 2016 under the laws of the State of Nevada, and is headquartered in New York, New York.

Business Organization Chart (as of December 31, 2025):

Significant Transactions

Increase in At-The-Market Offering

As previously reported, on July 11, 2025, we entered into an At-the-Market (“ATM”) Sales Agreement (the “Sales Agreement”) with WestPark Capital, Inc., as sales agent (the “Agent”), pursuant to which we could offer and sell, from time to time through the Agent, up to $3,081,340 of our common stock (the “Shares”), by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act.

On November 21, 2025, the Sales Agreement was amended to increase the maximum amount we may offer and sell, from time to time through the Agent, from $3,081,340 to $3,502,910.

Subsequent to the end of the period, on January 2, 2026, the Sales Agreement was further amended to increase the maximum amount we may offer and sell, from time to time through the Agent, from $3,502,910 to $9,478,200.

As of the date of this filing, no Shares have been sold under the ATM facility.

Update on Potential Subsidiary Spin Off

As previously reported, in September 2025, our board of directors approved the exploration of a potential spin off of our BLI subsidiary as a separate public company to potentially unlock shareholder value and provide growth resources to BLI. We filed a confidential S1 registration with the Securities and Exchange Commission (“SEC”). In parallel, we are also exploring other divestiture alternatives for BLI. The success of the potential BLI initial public offering or other divestiture is uncertain and may not occur.

Financial Highlights for the three and six months ended December 31, 2025 compared to the three and six months ended December 31, 2024.

Results of Operations

The following table sets forth our results of operations for the three months and six months ended December 31, 2025 and 2024:

Summary P&L

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions)				(in millions)
Revenue	$1.30	$3.17	$(1.87)	-59%	$2.70	$5.61	$(2.91)	-52%
Cost of goods sold	0.51	1.14	(0.63)	-55%	0.90	1.66	(0.76)	-46%
Gross profit	$0.79	$2.03	$(1.24)	-61%	$1.80	$3.95	$(2.15)	-54%
Total operating expenses	2.05	2.02	0.03	1%	4.40	4.97	(0.57)	-11%
Income (loss) from operations before other income	$(1.26)	$0.01	$(1.27)	N/A	$(2.60)	$(1.02)	$(1.58)	-155%
Other income	0.03	0.01	0.02	200%	0.34	0.04	0.30	750%
Net income (loss)	$(1.23)	$0.02	$(1.25)	N/A	$(2.26)	$(0.98)	$(1.28)	-131%

Revenue

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions)				(in millions)
Software services	$1.18	$3.13	$(1.95)	-62%	$2.42	$5.36	$(2.94)	-55%
Software license/software as a service	0.10	0.04	0.06	150%	0.25	0.25	-	0%
Royalty income	0.02	-	0.02	100%	0.03	-	0.03	100%
Total Revenue	$1.30	$3.17	$(1.87)	-59%	$2.70	$5.61	$(2.91)	-52%

Total revenue for the three months ended December 31, 2025 was approximately $1.30 million compared to approximately $3.17 million for the three months ended December 31, 2024, a decrease of 59%. Total revenue for the six months ended December 31, 2025 was approximately $2.70 million compared to approximately $5.61 million for the six months ended December 31, 2024, a decrease of 52%. The decrease for both periods primarily reflects timing of Department of War (“DoW”) contracts and U.S. Government budget delays, the run off of certain legacy customers reflecting our Strategic Shift and a decline in some existing customer accounts.

We break out our revenue into three categories - Software Services, Software License and Royalty Income.

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

For the three months ended December 31, 2025, Software Services revenue was approximately $1.18 million compared to approximately $3.13 million for the three months ended December 31, 2024, a decrease of 62%. For the six months ended December 31, 2025, Software Services revenue was approximately $2.42 million compared to approximately $5.36 million for the six months ended December 31, 2024, a decrease of 55%. The decrease for both periods primarily reflects timing of DoW contracts and U.S. Government budget delays, the run off of certain legacy customers reflecting our Strategic Shift and a decline in some existing customer accounts.

For the three months ended December 31, 2025, Software License revenue was approximately $0.10 million compared to approximately $0.04 million for the three months ended December 31, 2024, an increase of 150%, reflecting license timing. For the six months ended December 31, 2025, Software License revenue was approximately $0.25 million compared to approximately $0.25 million for the six months ended December 31, 2024, flat period over period.

Royalty income was approximately $0.02 million and approximately $0.03 million, respectively, for the three and six months ended December 31, 2025, and zero for the prior year period, reflecting a new revenue stream driven by prior subsidiary company divestitures.

Customer Concentration

Four customers accounted for approximately 81% (29%, 21%, 21% and 10%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2025. One of the same customers and two other customers accounted for approximately 80% (56%, 14% and 10%, respectively) of the Company’s total gross revenues during the three months ended December 31, 2024. Three customers accounted for approximately 76% (28%, 28% and 19%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2025. One of the same customers and another customer accounted for approximately 65% (44% and 21%, respectively) of the Company’s total gross revenues during the six months ended December 31, 2024.

Gross Profit

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions)				(in millions)
Revenue	$1.30	$3.17	$(1.87)	-59%	$2.70	$5.61	$(2.91)	-52%
Cost of goods sold	0.51	1.14	(0.63)	-55%	0.90	1.66	(0.76)	-46%
Gross profit	$0.79	$2.03	$(1.24)	-61%	$1.80	$3.95	$(2.15)	-54%
Gross profit margin	61%	64%			67%	70%

Gross profit margin was approximately 61% for the three months ended December 31, 2025, compared to approximately 64% for the three months ended December 31, 2024. Gross profit margin was approximately 67% for the six months ended December 31, 2025 compared to approximately 70% for the six months ended December 31, 2024. The decrease for both periods was primarily driven by the change in cost structure of DoW projects.

Operating Expenses

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions)				(in millions)
Research and development expenses	$0.90	$0.66	$0.24	36%	$1.87	$1.78	$0.09	5%
General and administrative expenses	0.84	0.85	(0.01)	-1%	1.82	1.78	0.04	2%
Sales and marketing expenses	0.30	0.38	(0.08)	-21%	0.63	1.12	(0.49)	-44%
Amortization of acquisition intangible assets	0.01	0.10	(0.09)	-90%	0.06	0.23	(0.17)	-74%
Change in fair value of acquisition contingent consideration	-	0.03	(0.03)	-100%	0.02	0.06	(0.04)	-67%
Total operating expenses	$2.05	$2.02	$0.03	1%	$4.40	$4.97	$(0.57)	-11%

Operating expenses for the three months ended December 31, 2025 were approximately $2.05 million compared to approximately $2.02 million for the three months ended December 31, 2024, an increase of 1%. The increase primarily reflects headcount utilization changes, offset by decreases in revenue based incentive compensation and intangible asset amortization. Operating expenses for the six months ended December 31, 2025 were approximately $4.40 million compared to approximately $4.97 million for the six months ended December 31, 2024, a decrease of 11%. The decrease primarily reflects the divestiture of the QReal business, reduction in non-core businesses, decrease in revenue based incentive compensation and reduction in intangible asset amortization, offset by headcount utilization changes.

Research and Development

Research and development expenses for the three months ended December 31, 2025 were approximately $0.90 million compared to approximately $0.66 million for the three months ended December 31, 2024, an increase of 36%. The increase primarily reflects a lesser proportion of headcount expense being allocated to revenue projects cost of goods in the current period. Research and development expenses for the six months ended December 31, 2025 were approximately $1.87 million compared to $1.78 million for the six months ended December 31, 2024, an increase of 5%. The increase reflects a lesser proportion of headcount expense being allocated to revenue projects cost of goods in the current period, offset by decreased expense driven by the QReal divestiture.

General and Administrative

General and administrative expenses for the three months ended December 31, 2025 were approximately $0.84 million compared to approximately $0.85 million for the three months ended December 31, 2024, flat period over period. General and administrative expenses for the six months ended December 31, 2025 were approximately $1.82 million compared to approximately $1.78 million for the six months ended December 31, 2024, an increase of 2%. The six month period increase reflects increased investor relation efforts.

Sales and Marketing

Sales and marketing expenses for the three months ended December 31, 2025 were approximately $0.30 million compared to approximately $0.38 million for the three months ended December 31, 2024, a decrease of 20%. The decrease reflects a reduction in revenue driven incentive compensation. Sales and marketing expenses for the six months ended December 31, 2025 were approximately $0.63 million compared to approximately $1.12 million for the six months ended December 31, 2024, a decrease of 44%. The decrease represents the divestiture of the QReal business, reduction in non-core businesses and decrease in revenue driven incentive compensation.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the three months ended December 31, 2025 was approximately $0.01 million compared to approximately $0.10 million for the three months ended December, 2024, a decrease of 90%. Amortization of acquisition intangible assets expense for the six months ended December 31, 2025 was approximately $0.06 million compared to approximately $0.23 million for the six months ended December 31, 2024, a decrease of 74%. The decrease for both periods reflects the expiration of the intangible assets useful life in 2025.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the three months ended December 31, 2025 was zero compared to approximately $0.03 million for the three months ended December 31, 2024. Change in fair value of acquisition contingent consideration for the six months ended December 31, 2025 was approximately $0.02 million compared to approximately $0.06 million for the six months ended December 31, 2024. The decrease for both periods reflects the final consideration payment related to the BLI acquisition in October 2025.

Other Income

	For the Three Months Ended				For the Six Months Ended
	December 31,		Change		December 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions)				(in millions)
Gain on sale of business	$-	$-	$-	N/A	$0.24	$-	$0.24	100%
Interest income	0.03	0.01	0.02	200%	0.10	0.04	0.06	150%
Total other income	$0.03	$0.01	$0.02	200%	$0.34	$0.04	$0.30	750%

Other income for the three months ended December 31, 2025 was approximately $0.03 million compared to approximately $0.01 million for the three months ended December 31, 2025. The increase reflects increased investable cash balances and associated interest income as a result of the equity raise in December 2024. Other income for the six months ended December 31, 2025 was approximately $0.34 million compared to approximately $0.04 million for the six months ended December 31, 2025. The increase reflects the 2025 gain on sale of the Pose With the Pros business and also reflects increased investable cash balances and associated interest income as a result of the equity raise in December 2024.

Net Loss

Net loss for the three months ended December 31, 2025 was approximately $1.23 million compared to net income of approximately $0.02 million for the three months ended December 31, 2024. This is primarily driven by reduced revenue and related gross profit. Net loss for the six months ended December 31, 2025 was approximately $2.26 million compared to a net loss of approximately $0.98 million for the six months ended December 31, 2024. This is primarily driven by reduced revenue and related gross profit, partially offset by expense reductions and gain on sale of business.

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

The following table presents a reconciliation of Net income (loss) to Adjusted EBITDA income (loss) for the three and six months ended December 31, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net income (loss)	$(1.23)	$0.02	$(2.26)	$(0.98)
Depreciation and amortization	0.02	0.12	0.08	0.27
EBITDA income (loss)	(1.21)	0.14	(2.18)	(0.71)
Stock based compensation expenses	0.32	0.04	0.57	0.41
(Gain) loss on sale of business/subsidiary/lease termination	-	0.07	(0.24)	0.07
Non cash change in fair value of acquisition contingent consideration	-	0.03	0.02	0.06
Adjusted EBITDA income (loss)	$(0.89)	$0.28	$(1.83)	$(0.17)

Adjusted EBITDA loss was $0.89 million for the three months ended December 31, 2025 compared to $0.28 million income for the three months ended December 31, 2024. Adjusted EBITDA loss was $1.83 million for the six months ended December 31, 2025 compared to a $0.17 million loss for the six months ended December 31, 2024. The reduction in both periods is primarily driven by reduced revenue and related gross profit in the 2025 periods.

Liquidity and Capital Resources

	For the Six Months Ended
	December 31,		Change
	2025	2024	$	%
	(in millions)
Net cash used in operating activities	$(2.03)	$(0.25)	$(1.78)	-712%
Net cash used in investing activities	(1.52)	(0.03)	(1.49)	N/A
Net cash provided by financing activities	0.06	6.87	(6.81)	-99%
Net increase (decrease) in cash and cash equivalents	(3.49)	6.59	(10.08)	-153%
Cash and cash equivalents beginning of period	6.83	1.85	4.98	269%
Cash and cash equivalents end of period	$3.34	$8.44	$(5.10)	-60%

Operating Activities

Net cash used in operating activities was approximately $2.03 million for the six months ended December 31, 2025, compared to approximately $0.25 million during the six months ended December 31, 2024. This was primarily driven by reduced revenue and related gross profit in the 2025 period.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2025 was approximately $1.52 million compared to approximately $0.03 million during the comparable 2024 period. The 2025 period primarily represents the final $1.50 million contingent consideration payment in October 2025 related to the BLI acquisition.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2025 was approximately $0.06 million compared to approximately $6.87 million during the six months ended December 31, 2024. The 2024 amount represents the proceeds of securities purchase agreements entered into with institutional investors.

Capital Resources

As of December 31, 2025, the Company had cash and cash equivalents of $3.34 million, plus $0.56 million of accounts receivable.

As of December 31, 2025, the Company had no outstanding debt obligations.

As of December 31, 2025, the Company had no issued and outstanding preferred stock.

As of December 31, 2025, the Company had no outstanding contingent obligation.

As of the date of this filing, the ATM facility has not been utilized.

Recently Adopted Accounting Pronouncements

Please see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q that describes the impact, if any, from the adoption of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the period ended December 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Equity Securities

During the three months ended December 31, 2025, the Company issued 10,500 shares of common stock for:

	Number of Shares	Cash Proceeds	Value of Shares
Compensation expense	10,500	$-	$15,435
Total	10,500	$-	$15,435

Please refer to Note 2 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The foregoing transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities

N/A

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 17th day of February, 2026.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer
(Principal Financial Officer)

