Form 10-Q
period 2026-03-31
Glimpse Group, Inc.
filed 2026-05-14
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-40556

THE GLIMPSE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-2958271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 West 38th St., 12th Floor New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 292-2685

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GGRP	The NASDAQ Stock Market LLC

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

Yes ☐ No ☒

As of May 11 2026, the registrant had 21,076,506 shares of common stock, par value $0.001 per share, outstanding.

THE GLIMPSE GROUP, INC.

2

THE GLIMPSE GROUP, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2026	As of June 30, 2025
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$2,151,320	$6,832,725
Accounts receivable	662,201	840,551
Deferred costs	2,129	48,971
Notes receivable	50,832	160,600
Prepaid expenses and other current assets	674,497	289,810
Total current assets	3,540,979	8,172,657

Equipment and leasehold improvements, net	41,278	54,898
Right-of-use assets, net	161,160	122,094
Intangible assets, net	-	60,717
Goodwill	-	10,857,600
Other assets	11,100	11,100
Total assets	$3,754,517	$19,279,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$215,386	$228,371
Accrued liabilities	364,136	446,896
Deferred revenue	306,418	52,576
Lease liabilities, current portion	149,959	127,046
Contingent consideration for acquisition	-	1,483,583
Total current liabilities	1,035,899	2,338,472

Long term liabilities
Lease liabilities, net of current portion	12,371	4,704
Total liabilities	1,048,270	2,343,176
Commitments and contingencies

Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 300,000,000 shares authorized; 21,076,506 and 21,055,506 issued and outstanding, respectively	21,077	21,056
Additional paid-in capital	83,219,223	82,506,758
Accumulated deficit	(80,534,053)	(65,591,924)
Total stockholders’ equity	2,706,247	16,935,890
Total liabilities and stockholders’ equity	$3,754,517	$19,279,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue
Software services	$443,189	$1,283,287	$2,866,391	$6,641,652
Software license/software as a service	209,428	138,948	461,159	387,886
Royalty income	4,841	-	28,258	-
Total Revenue	657,458	1,422,235	3,355,808	7,029,538
Cost of goods sold	73,359	402,209	974,471	2,061,519
Gross profit	584,099	1,020,026	2,381,337	4,968,019
Operating expenses:
Research and development expenses	1,532,362	829,815	3,400,149	2,610,038
General and administrative expenses	626,139	1,165,187	2,449,194	2,947,847
Sales and marketing expenses	273,605	483,138	901,640	1,606,236
Amortization of acquisition intangible assets	-	100,537	60,717	326,614
Goodwill impairment	10,857,600	-	10,857,600	-
Change in fair value of acquisition contingent consideration	-	26,012	16,417	87,492
Total operating expenses	13,289,706	2,604,689	17,685,717	7,578,227
Loss from operations before other income	(12,705,607)	(1,584,663)	(15,304,380)	(2,610,208)

Other income:
Gain on sale of business	-	-	240,000	-
Interest income	22,376	82,461	122,251	119,686
Net loss	$(12,683,231)	$(1,502,202)	$(14,942,129)	$(2,490,522)

Basic and diluted net loss per share	$(0.60)	$(0.07)	$(0.71)	$(0.13)

Weighted-average common shares used to compute basic and diluted net loss per share	21,076,506	20,999,445	21,072,444	19,161,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2026	21,076,506	$21,077	$83,080,512	$(67,850,822)	$15,250,767
Common stock and stock option-based compensation expense	-	-	138,711	-	138,711
Net loss	-	-	-	(12,683,231)	(12,683,231)
Balance as of March 31, 2026	21,076,506	$21,077	$83,219,223	$(80,534,053)	$2,706,247

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2025	21,055,506	$21,056	$82,506,758	$(65,591,924)	$16,935,890
Common stock and stock option-based compensation expense	21,000	21	507,995	-	508,016
Stock option-based board of directors expense	-	-	204,470	-	204,470
Net loss	-	-	-	(14,942,129)	(14,942,129)
Balance as of March 31, 2026	21,076,506	$21,077	$83,219,223	$(80,534,053)	$2,706,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2025	20,272,006	$20,272	$81,925,269	$(64,027,593)	$17,917,948
Common stock and stock option-based compensation expense	10,500	11	206,068	-	206,079
Common stock issued to vendors	1,250	1	3,086		3,087
Stock option-based board of directors expense	-	-	102,235	-	102,235
Common stock issued for exercise of warrants	760,000	760	-	-	760
Net loss	-	-	-	(1,502,202)	(1,502,202)
Balance as of March 31, 2025	21,043,756	$21,044	$82,236,658	$(65,529,795)	$16,727,907

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2024	18,158,217	$18,158	$74,559,600	$(63,039,273)	$11,538,485
Common stock and stock option-based compensation expense	26,500	27	588,364	-	588,391
Common stock issued to vendors	1,250	1	3,086		3,087
Stock option-based board of directors expense	-	-	127,154	-	127,154
Common stock issued for exercise of options	7,789	8	(8)	-	-
Common stock issued in Securities Purchase Agreement, net	1,990,000	1,990	6,783,562	-	6,785,552
Common stock issued for exercise of warrants	860,000	860	174,900		175,760
Net loss	-	-	-	(2,490,522)	(2,490,522)
Balance as of March 31, 2025	21,043,756	$21,044	$82,236,658	$(65,529,795)	$16,727,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GLIMPSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,942,129)	$(2,490,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	91,586	390,467
Common stock and stock option based compensation for employees, board of directors and vendors	712,486	718,632
Net gain on divestiture of subsidiaries	-	(1,392,434)
Reserve on note received in connection with divestiture of subsidiaries	-	1,500,000
Gain on office lease termination	-	(34,660)
Acquisition contingent consideration fair value adjustment	16,417	87,492
Goodwill impairment	10,857,600	-
Gain on sale of business	(240,000)	-
Adjustment to operating lease right-of-use assets and liabilities	(8,486)	(43,605)

Changes in operating assets and liabilities:
Accounts receivable	178,350	70,914
Deferred costs	46,842	(434,781)
Prepaid expenses and other current assets	(384,687)	198,917
Other assets	-	5,349
Accounts payable	(12,985)	(128,862)
Accrued liabilities	(42,760)	442,496
Deferred revenue	253,842	994,063
Net cash used in operating activities	(3,473,924)	(116,534)
Cash flow from investing activities:
Purchase of leasehold improvements and equipment	(17,249)	(41,453)
Proceeds from sale of business	200,000	-
Payment of contingent consideration for acquisition	(1,500,000)	(1,500,000)
Net cash used in investing activities	(1,317,249)	(1,541,453)
Cash flows provided by financing activities:
Notes receivable repayments (issuance)	109,768	(93,600)
Proceeds from securities purchase agreement, net	-	6,785,552
Proceeds from exercise of warrants	-	175,760
Net cash provided by financing activities	109,768	6,867,712

Net change in cash and cash equivalents	(4,681,405)	5,209,725
Cash and cash equivalents, beginning of period	6,832,725	1,848,295
Cash and cash equivalents, end of period	$2,151,320	$7,058,020

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

Glimpse’s unique business model aims to build scale and a robust ecosystem, while simultaneously providing investors an opportunity to invest directly into this emerging industry via a diversified platform.

The Company is listed on the Nasdaq Capital Market Exchange (“NASDAQ”) under the ticker GGRP (as of February 19, 2026, prior ticker was VRAR).

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

The Company has incurred recurring losses since its inception, including a net loss of approximately $14.9 million for the nine months ended March 31, 2026. In addition, as of March 31, 2026, the Company had an accumulated deficit of $80.5 million. Furthermore, see Notes 5, 6 and 8 for recent challenges to the Company. The Company’s cash and cash equivalents as of March 31, 2026 may not be sufficient to fund operations and other commitments for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

In order to restore the going concern the Company may take actions which could include, but are not limited to: subsidiary spinoffs (via initial public offering or other manner), merger with another entity, and equity or debt financings. There is no assurance that these actions will be taken or be successful if pursued.

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

NOTE 3. NASDAQ LISTING NOTIFICATION

On March 13, 2026, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for the prior 30 consecutive business days, the Company no longer meets the minimum bid price requirement for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Marketplace rules, the Company has a period of 180 calendar days from March 13, 2026 or until September 9, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time before September 9, 2026, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement. The Company’s receipt of the notification letter has no immediate effect on the listing of the Company’s shares, which will continue to trade uninterrupted on Nasdaq under the ticker “GGRP”. In addition, it does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission. In order to regain compliance with the Minimum Bid Price Requirements, the Company and its Board of Directors are reviewing various potential measures.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2026, the results of operations and cash flows for the three and nine months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2026 or for any subsequent periods. The consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2025.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the balances of Glimpse and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Customer Concentration and Credit Risk

Five customers accounted for approximately 79% (22%, 19%, 17%, 12% and 10%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2026. Two of the same customers accounted for approximately 51% (30% and 21%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2026.

Three customers accounted for approximately 52% (32%, 10%, and 10%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2025. One of the same customers and another customer accounted for approximately 58% (35% and 23%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2025.

Three customers accounted for approximately 82% (42%, 21% and 19%, respectively) of the Company’s accounts receivable as of March 31, 2026. One of the same customers accounted for approximately 46% of the Company’s accounts receivable as of June 30, 2025. No other customer accounted for greater than 10% of accounts receivable as of June 30, 2025.

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

Goodwill

Goodwill is tested for impairment annually at fiscal year end June. If there are significant business developments during the fiscal year that would warrant a review, goodwill is reviewed at such time for impairment.

Goodwill is tested at the reporting unit (“RU”) level under the acquisition method approach per Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 350-20, which represents all direct revenue and expense of the RU business. Goodwill is analyzed both quantitatively and qualitatively.

Quantitative measures primarily include a discounted cash flow model (“DCF”) assuming certain revenue and profit levels. The enterprise value of the RU based on the DCF model is compared to the carrying value of the RU. Quantitative models also may include industry comparable revenue multiple analyses.

Qualitative analysis includes existing customer contracts and quality of customers, expected new and follow-on contracts, value of the underlying technology developments, etc.

During the three months ended March 31, 2026, it was determined that goodwill was fully impaired, see Note 5.

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

During the three months ended March 31, 2026, estimates were revised regarding ultimate assurance of revenue collection on a certain sale agreement. See Note 6.

Disaggregation of Revenue

The Company generated revenue for the three and nine months ended March 31, 2026 and 2025 by delivering: (i) Software Services, consisting primarily of Spatial Computing and VR/AR software projects, solutions and consulting services, (ii) Software Licenses & SaaS, consisting primarily of Spatial Computing and VR/AR software licenses or SaaS, and (iii) Royalty income. The Company currently generates its revenues primarily from customers in the United States.

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

In certain Software Services project contract situations, the Company invoices customers for a substantial portion of the project upon entering into the contract due to their custom nature and revenue is recognized based upon percentage of completion. Revenue recognized subsequent to invoicing is recorded as deferred revenue (billings in excess of cost) and revenue recognized prior to invoicing is recorded as a deferred cost (cost in excess of billings).

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

The timing of revenue recognition for the three and nine months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Products and services transferred at a point in time	$1,016,348	$1,308,678	$2,711,076	$6,573,324
Products and services transferred/recognized over time	$(358,890)	$113,557	644,732	456,214
Total revenue	$657,458	$1,422,235	$3,355,808	$7,029,538

Remaining Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned by the Company on executed contracts. As of March 31, 2026, the Company had approximately $0.77 million in unfulfilled performance obligations, which it expects to primarily realize over the next six months.

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

NOTE 5. GOODWILL IMPAIRMENT

During the three months ended March 31, 2026 there occurred triggering events that gave rise to assess the carrying value of the Company’s two RUs that have goodwill balances.

The Brightline reporting unit (“BRU”) product customer is principally the U.S. Department of War (“DOW”). U.S. Government funding for new DOW projects that BRU was anticipating is on hold as a result of: 1) the U.S. Government shutdown in January 2026, 2) the Continuing Budget Resolution in February 2026 which produced no new funding, and 3) no formal passing of the U.S. Government fiscal year 2026 budget.

The budget delay above has resulted in BRU no longer being able to invoice its current primary DOW customer for work currently being done, material uncertainty regarding whether the current work will be funded in an ultimate U.S. Government budget passage and limited visibility regarding its ability to secure other future revenue contracts.

While revenues may be generated in the future, if the U.S. Government fiscal year 2026 budget or subsequent years budgets being approved or when the project is included in an approved budget in subsequent years, the current lack of sight into future revenue contracts and the Company’s inability to generate material revenues in the current fiscal year has removed the primary driver of the quantitative DCF modelling that is utilized in order to determine the enterprise value of BRU. This also makes the qualitative assessment of BRU’s technology challenging to assess. In accordance with our accounting policies (see Note 4), it has been determined that BRU enterprise value is negligible from a financial reporting perspective at the date of these condensed financial statements. This results in a total goodwill impairment to the BRU and the Company has recorded a goodwill impairment expense of approximately $10.56 million in the statement of operations for the three and nine months ended March 31, 2026.

In addition, the Glimpse Learning reporting unit (“LRU”) was reviewed for goodwill impairment in light of the Company’s going concern status (Note 2). LRU has historically been approximately cash flow neutral. Although Glimpse Learning remains a viable and continuing business, based on historical long cycle period to secure customers and limited visibility in renewing existing customer agreements, future cash flow sufficient to support enterprise value for LRU is uncertain. In accordance with our accounting policies (see Note 4), it has been determined that LRU enterprise value is negligible from a financial reporting perspective at the date of these condensed financial statements. This results in a total goodwill impairment attributable to LRU and the Company has recorded a goodwill impairment expense of $0.30 million in the statement of operations for the three and nine months ended March 31, 2026.

NOTE 6. CHANGE IN REVENUE ESTIMATE ASSUMPTIONS

Brightline Interactive, Inc. (“BLI”) revenue recorded in the three and nine months ended March 31, 2026 primarily relates to one agreement with a DOW prime contractor. This revenue was recognized under the percentage of completion method.

Revenue collection for this agreement was dependent on full funding by the DOW. Through the six months ended December 31, 2025 it was estimated that full agreement funding was forthcoming and percentage of completion revenue was recognized based on this. However, as detailed in Note 5, full funding for this agreement is uncertain.

Accordingly, based on a revised funding estimate, revenue from this agreement was adjusted to reflect only funds already actually received from the customer. This results in a reduction of revenue and cost of goods sold of approximately $0.51 million and $0.29 million (reclassified as research and development expense), respectively, in the condensed statement of operation for the three and nine months ended March 31, 2026.

NOTE 7. SEGMENT AND RELATED INFORMATION

The Company has one reportable segment managed on a consolidated basis: Immersive technology software development and commercialization. The Company derives revenue primarily in the United States and manages all business activities on a consolidated basis. The services are deployed to customers in a similar manner.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who reviews financial information presented on a consolidated basis to allocate resources, evaluate performance and make overall operating decisions. The measure of segment profit or loss that is most consistent with the condensed consolidated financial statements is net cash used in operating activities. The accounting policies of our single reportable segment are the same as those for the condensed consolidated financial statements. The level of disaggregation and amounts of significant revenue and cash expenses that are regularly provided to the CODM are the same as presented in the condensed consolidated statement of operations. Likewise, the measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

NOTE 8. QREAL AND GLIMPSE TURKEY DIVESTITURE / CUSTOMER TERMINATION

Divestiture

Effective October 1, 2024, the Company divested the business of its wholly owned subsidiary company QReal, LLC (“QReal”) and its related operating entity GLIMPSE GROUP YAZILIM VE ARGE TİCARET ANONİM ŞİRKET (“Glimpse Turkey”) in a management buyout by the then General Manager of QReal.

The Company retains the revenues from QReal’s largest customer in full, until such time that the Company has collected and retained $1.35 million net cash in the aggregate, after taking into account all related operating expenses and fees (the “Milestone”). As of March 31, 2026, the Company received $0.32 million of the Milestone. Revenue from the divested business that was not retained going forward was approximately $0.14 million for the nine months ended March 31, 2025.

The assets, as defined in the divestiture agreement, of QReal/Glimpse Turkey, were sold in return for a $1.56 million senior secured convertible note (the “Note”) from the purchasing (“New”) entity and a 10% equity stake in New entity. Principal payback of the note is tied directly to revenue collected by New entity (separate from the Milestone). The note converts to New entity equity upon certain equity capital raising of New entity, as defined. The Company accounts for the investment in New entity at cost ($100) because the Company does not control or have significant influence over the investment. The Company has also fully reserved against the Note as collectability is considered remote.

Pursuant to the original acquisition of QReal by the Company in 2016, upon sale of the entity the original sellers are due 8% (“economic interest”) of the Milestone proceeds. As the achievement of the Milestone is uncertain, liability for these payments will be recorded as actual Milestone proceeds occur. The Company recorded an expense of approximately $0 and $0.01 million, respectively, related to the economic interest in sales and marketing expense on the condensed consolidated statement of operations for the three months and nine months ended March 31, 2026, and $0.01 and $0.02 million, respectively, for the three and nine months ended March 31, 2026.

In connection with the QReal divestiture, the Company made personal loans to the majority owner of New entity to assist in startup funding of New entity. These loans are personally guaranteed by said majority owner. The loans bear interest at a nominal rate, have monthly repayment requirements and are due in full by May 31, 2026. The outstanding balance on the loans is recorded as of March 31, 2026 and June 30, 2025 in the condensed consolidated balance sheets as notes receivable.

Customer Termination

In March 2026, QReal’s largest customer terminated their revenue agreement with Glimpse/QReal. Glimpse will record no further revenue from this customer and we do not anticipate a material further increase in the Milestone receipt. Revenue recorded by Glimpse related to this customer was $0.23 million and $0.99 million, respectively, for the three and nine months ended March 31, 2026 and $0.46 million and $1.61 million, respectively, for the three and nine months ended March 31, 2025.

NOTE 9. SALE OF BUSINESS

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

In the nine months ended March 31, 2026 the Company recognized a gain on this transaction of $0.24 million which is recorded as gain on sale of business in the condensed consolidated statement of operations.

Revenue from the divested business was approximately $0.01 million for the nine months ended March 31, 2026 and $0.01 and $0.14 million, respectively, for the three and nine months ended March 31, 2025.

NOTE 10. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of March 31, 2026 and June 30, 2025, the Company’s cash and cash equivalents were as follows:

	As of March 31, 2026
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$214,484	$-		$214,484
Level 1:
Money market funds	1,936,836	-	$1,936,836	1,936,836
Total cash and cash equivalents	$2,151,320	$-	$1,936,836	$2,151,320

	As of June 30, 2025
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$130,288	$-		$130,288
Level 1:
Money market funds	6,702,437	-	$6,702,437	6,702,437
Total cash and cash equivalents	$6,832,725	$-	$6,702,437	$6,832,725

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

There is no contingent consideration as of March 31, 2026.

In July 2025 the Company finalized the contingent consideration related to the acquisition of BLI which resulted in a final contingent consideration cash payout of $1.50 million in October 2025.

The change in fair value of contingent consideration for BLI for the nine months ended March 31, 2026 was a non-cash expense of approximately $0.02 million included as change in fair value of acquisition contingent consideration in the condensed consolidated statement of operations. This reflects the change in the time value of money related to the present value of anticipated payment.

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

The change in fair value of contingent consideration for BLI for the three and nine months ended March 31, 2025 was a non-cash expense of approximately $0.03 and $0.12 million, respectively, included as change in fair value of acquisition contingent consideration in the condensed consolidated statement of operations. This reflects the change in the time value of money related to the present value of anticipated payments.

The change in fair value of contingent consideration for XR Terra, LLC (“XRT”) for the nine months ended March 31, 2025 was a non-cash gain of approximately $0.03 million included as change in fair value of acquisition contingent consideration in the condensed consolidated statement of operations. This reflects the reversal of the estimated final consideration payment related to the acquisition of XRT. The contingent consideration payout period ended September 2024.

NOTE 11. DEFERRED COSTS AND DEFERRED REVENUE

As of March 31, 2026 and June 30, 2025, deferred costs totaling $2,129 and $48,971, respectively, consists of costs deferred under contracts not completed and recognized at a point in time. As of March 31, 2026 and June 30, 2025, deferred revenue, totaling $306,418 and $52,576, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time ($189,167 and $52,576, respectively), and billings in excess of costs under contracts not completed and recognized over time ($117,251 and $0, respectively).

The following table shows the net activity of deferred cost and deferred revenue for the nine months ended March 31, 2026 and the year ended June 30, 2025:

	As of and for the nine months ended March 31, 2026	As of and for the year ended June 30, 2025

Deferred costs - beginning of period	$48,971	$170,781
Deferred cost recognized as cost of goods sold/expense during period	(48,699)	(170,781)
Costs incurred and not yet recognized as cost of goods sold	1,857	48,971
Deferred cost - end of period	$2,129	$48,971

Deferred revenue - beginning of period	$52,576	$72,788
Deferred revenue recognized as revenue during period	(52,576)	(72,788)
Billing in excess of costs	117,251	-
Payments received and not yet recognized as revenue	189,167	52,576
Deferred revenue - end of period	$306,418	$52,576

NOTE 12. EQUITY

Common Stock Issued

Common stock issued to Employees as Compensation

During the nine months ended March 31, 2026, the Company issued 21,000 unrestricted shares of common stock to an employee as compensation and recorded share-based compensation expense of approximately $0.03 million in sales and marketing expenses in the condensed consolidated statement of operations.

During the nine months ended March 31, 2025, the Company issued 26,500 unrestricted shares of common stock to an employee as compensation and recorded share-based compensation expense of approximately $0.04 million in sales and marketing expenses in the condensed consolidated statement of operations.

Common stock issued to Vendors

During the nine months ended March 31, 2025, the Company issued 1,250 unrestricted shares of common stock to a vendor for services performed and recorded share-based expense of approximately $0.01 million in sales and marketing expenses in the condensed consolidated statement of operations.

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

Warrants

In connection with the July 2021 initial public offering (“IPO”), the November 2021 SPA and the December 2024 SPA, the Company issued warrants, which are exercisable into Company common shares on a one-for-one basis, as detailed below. The warrants are not publicly traded.

The remaining outstanding warrants as of March 31, 2026 are:

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

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 14.23 million common shares reserved for issuance. As of March 31, 2026, there were approximately 8.60 million shares available for issuance under the Plan. The shares available are after the granting of 1.98 million shares of executive Target Options.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan for the specific periods below are noted in the following table:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Weighted average expected terms (in years)	6.5	5.6	6.2	5.6
Weighted average expected volatility	86.5%	125.4%	121.0%	121.4%
Weighted average risk-free interest rate	3.9%	4.4%	4.0%	4.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The grant date fair value for options granted during the nine months ended March 31, 2026 and 2025 was approximately $0.37 million and $0.73 million, respectively.

The following is a summary of the Company’s stock option activity for the nine months ended March 31, 2026 and 2025, excluding the executive Target Options:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding as of July 1, 2025	2,766,206	$3.37	5.6	$-
Options granted	240,000	2.15	9.5	-
Options exercised	-	-	0.0	-
Options forfeited / cancelled	(387,778)	3.67	5.4	-
Outstanding as of March 31, 2026	2,618,428	$3.22	5.2	$-
Exercisable as of March 31, 2026	2,086,809	$3.39	4.6	$-

The above table excludes executive Target Options: 1,980,000 granted, $7.00 exercise price, 6.9 remaining term in years, no intrinsic value. Vesting of these is considered remote.

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

The intrinsic value of stock options activity for the nine months ended March 31, 2026 and 2025 was computed using a fair market value (fiscal year to date VWAP – volume weighted average price) of the common stock of $1.25 per share and $2.36 per share, respectively.

The intrinsic value of stock options outstanding and exercisable as of March 31, 2026 and 2025 was computed using NASDAQ market closing prices of the common stock of $0.52 per share and $1.16 per share, respectively.

The Company’s stock option-based expense for the three and nine months ended March 31, 2026 and 2025 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Stock option-based expense:
Research and development expenses	$49,600	$50,245	$133,296	$171,855
General and administrative expenses	79,420	81,363	301,837	303,206
Sales and marketing expenses	9,690	6,803	43,903	73,338
Board option expense	-	102,235	204,470	127,154
Total	$138,710	$240,646	$683,506	$675,553

There is no expense included for the executive officers’ Target Options.

As of March 31, 2026 total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $0.64 million (excluding executive Target Options of $8.08 million, which vesting and expense is considered remote) and is expected to be recognized over a weighted average period of 1.63 years (which excludes the executive Target Options).

NOTE 13. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Numerator:
Net loss	$(12,683,231)	$(1,502,202)	$(14,942,129)	$(2,490,522)
Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	21,076,506	20,999,445	21,072,444	19,161,661

Basic and diluted net loss per share	$(0.60)	$(0.07)	$(0.71)	$(0.13)

Potentially dilutive securities, on a weighted average basis, that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Options	4,706,125	4,977,117	4,672,317	5,340,569
Warrants	737,500	788,167	737,500	838,741
Total	5,443,625	5,765,284	5,409,817	6,179,310

Stock options above include 1,980,000 executive Target Options as of March 31, 2026 and 2025, respectively. Vesting of these is considered remote.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the nine months ended March 31, 2026 and 2025, of approximately $0.18 million and $0.37 million, respectively, which were included in net cash used in operating activities within the condensed consolidated statements of cash flows. As of March 31, 2026, the Company’s operating leases have a weighted average remaining lease term of 0.74 years and weighted average discount rate of 8.38%.

The total rent expense for all operating leases for the three months ended March 31, 2026 and 2025, was approximately $0.05 million and $0.07 million, respectively.

The total rent expense for all operating leases for the nine months ended March 31, 2026 and 2025, was approximately $0.17 million and $0.27 million, respectively.

Lease Commitments

The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from approximately 0.67 to 1.08 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. The Company has renewed one of its current leases and that renewal is incorporated herewith.

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of March 31, 2026 are as follows:

Years Ended June 30,
2026 (3 months)	50,117
2027	149,484
Total future minimum lease commitments, including short-term leases	199,601
Less: future minimum lease payments of short -term leases	(31,500)
Less: imputed interest	(5,771)
Present value of future minimum lease payments, excluding short term leases	$162,330

Current portion of operating lease liabilities	$149,959
Non-current portion of operating lease liabilities	12,371
Total operating lease liability	$162,330

Contingent Consideration for Acquisitions

Contingent consideration for acquisition consists of the following as of March 31, 2026 and June 30, 2025, respectively (see Note 6):

	As of March 31,	As of June 30,
	2026	2025
BLI	$-	$1,483,583
Total contingent consideration for acquisition	$-	$1,483,583

NOTE 15. SUBSEQUENT EVENTS

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

Overview

We are an Immersive technology company, providing enterprise focused Spatial Computing, Virtual Reality (VR), and Augmented Reality (AR) software and services (Immersive technologies). Glimpse’s operating entities are located in the United States. We believe that we offer exposure to the growing and potentially transformative Immersive technology markets, while mitigating downside risk via our diversified model and ecosystem.

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

The Immersive technology industry is an early-stage technology industry with nascent markets. We believe that this industry has growth potential across verticals, and that our diversified ecosystem creates competitive advantages. We currently target several industry verticals, including but not limited to: Government & Defense, Corporate Training, Education, Healthcare, Corporate Events and Social VR support groups and therapy. We focus primarily on the business-to-business (B2B) segment and we are hardware agnostic.

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

At the time of this filing, we have approximately 35 full time employees, primarily software developers, engineers and 3D artists.

The Glimpse Group, Inc. was incorporated in June 2016 under the laws of the State of Nevada, and is headquartered in New York, New York.

Business Organization Chart (as of as of March 31, 2026):

Significant Transactions and Recent Developments

Increase in At-The-Market Offering

On January 2, 2026, our ATM Sales Agreement was further amended to increase the maximum amount we may offer and sell, from time to time through the Agent, from $3,502,910 to $9,478,200.

As of the date of this filing, no Shares have been sold under the ATM facility.

Nasdaq Ticker Symbol Change

Effective February 19, 2026, we changed our ticker symbol on The Nasdaq Stock Market LLC (“Nasdaq”) from “VRAR” to “GGRP.” The change was implemented to better align our ticker with our going forward strategy. The change did not alter our business model or other terms of our common stock.

Nasdaq Notice

On March 13, 2026, we received a notification letter from the Listing Qualifications Department of Nasdaq notifying us that, because the closing bid price for our common stock was below $1.00 for the prior 30 consecutive business days, we no longer met the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of at least $1.00 per share (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq rules, we have a period of 180 calendar days from March 13, 2026, or until September 9, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time before September 9, 2026, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Price Requirement. In the event we do not regain compliance with the Minimum Bid Price Requirement by September 9, 2026, we may be eligible for additional time. To qualify for additional time, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days to regain compliance. However, if it appears to the staff of Nasdaq (the “Staff”) that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Staff would notify us that our common stock will be subject to delisting.

Our receipt of the notification letter has no immediate effect on the listing of our common stock on the Nasdaq Capital Market, which continues, and will continue, to trade uninterrupted on the Nasdaq Capital Market under the ticker “GGRP”. In addition, the notification does not affect our business, operations or reporting requirements with the SEC. In order to regain compliance with the Minimum Bid Price Requirement, we may consider various potential measures to resolve the deficiency. Our board of directors will continue to explore all options to maximize shareholder value.

Customer Termination

In March 2026, Glimpse Lenses’ largest customer terminated their revenue agreement with Glimpse (which Glimpse had retained as part of the QReal divestiture in October 2024). Glimpse will record no further revenue from this customer. Revenue recorded by Glimpse related to this customer was $0.23 million and $0.99 million, respectively, for the three and nine months ended March 31, 2026 and $0.46 million and $1.61 million, respectively, for the three and nine months ended March 31, 2025.

Financial Highlights for the three and nine months ended March 31, 2026 compared to the three and nine months ended March 31, 2025.

Results of Operations

The following table sets forth our results of operations for the three months and nine months ended March 31, 2026 and 2025:

Summary P&L

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions)				(in millions)
Revenue	$0.66	$1.42	$(0.76)	-54%	$3.36	$7.03	$(3.67)	-52%
Cost of goods sold	0.07	0.40	(0.33)	-83%	0.97	2.06	(1.09)	-53%
Gross profit	$0.59	$1.02	$(0.43)	-42%	$2.39	$4.97	$(2.58)	-52%
Total operating expenses	13.29	2.60	10.69	411%	17.69	7.58	10.11	133%
Loss from operations before other income	$(12.70)	$(1.58)	$(11.12)	-704%	$(15.30)	$(2.61)	$(12.69)	-486%
Other income	0.02	0.08	(0.06)	-75%	0.36	0.12	0.24	200%
Net loss	$(12.68)	$(1.50)	$(11.18)	-745%	$(14.94)	$(2.49)	$(12.45)	-500%

Revenue

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions)				(in millions)
Software Services	$0.44	$1.28	$(0.84)	-66%	$2.87	$6.64	$(3.77)	-57%
Software License/Software as a Service	0.21	0.14	0.07	50%	0.46	0.39	0.07	18%
Royalties	0.01	-	0.01	100%	0.03	-	0.03	100%
Total Revenue	$0.66	$1.42	$(0.76)	-54%	$3.36	$7.03	$(3.67)	-52%

Total revenue for the three months ended March 31, 2026 was approximately $0.66 million compared to approximately $1.42 million for the three months ended March 31, 2025, a decrease of approximately 54%. The decrease primarily represents a revenue reversal from previous quarters this fiscal year arising from a change in estimated funding of a U.S. Department of War (“DOW”) contract due to U.S. Government FY ‘26 budget delays, and wind down of a long-standing revenue contract with a social media customer.

Total revenue for the nine months ended March 31, 2026 was approximately $3.36 million compared to approximately $7.03 million for the nine months ended March 31, 2025, a decrease of approximately 52%. The decrease primarily reflects the timing of DOW contracts and U.S. Government FY ‘26 budget delays, wind down of a long-standing revenue contract with a social media customer, the runoff of certain legacy customers reflecting our Strategic Shift and a decline in some existing customer accounts.

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

For the three months ended March 31, 2026, Software Services revenue was approximately $0.44 million compared to approximately $1.28 million for the three months ended March 31, 2025, a decrease of approximately 66%. The decrease primarily reflects the aforementioned DOW contract revenue reversal and wind down of long-standing customer revenue contract. For the nine months ended March 31, 2026, Software Services revenue was approximately $2.87 million compared to approximately $6.64 million for the nine months ended March 31, 2025, a decrease of approximately 57%. The decrease primarily reflects the aforementioned DOW contract timing and U.S. Government budget delays, wind down of a long-standing revenue contract, the runoff of certain legacy customers reflecting our Strategic Shift and a decline in some existing customer accounts.

For the three months ended March 31, 2026, Software License revenue was approximately $0.21 million compared to approximately $0.14 million for the three months ended March 31, 2025, an increase of approximately 50%, reflecting the timing of a certain license renewal. For the nine months ended March 31, 2026, Software License revenue was approximately $0.46 million compared to approximately $0.39 million for the nine months ended March 31, 2025, an increase of approximately 18%, reflecting an increase in certain license contracts.

Royalty income was approximately $0.01 million and approximately $0.03 million, respectively, for the three and nine months ended March 31, 2026, and zero for the prior year periods, reflecting a new revenue stream driven by prior subsidiary company divestitures.

Customer Concentration

Five customers accounted for approximately 79% (22%, 19%, 17%, 12% and 10%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2026. Two of the same customers accounted for approximately 51% (30% and 21%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2026.

Three customers accounted for approximately 52% (32%, 10% and 10%, respectively) of the Company’s total gross revenues during the three months ended March 31, 2025. One of the same customers and another customer accounted for approximately 58% (35% and 23%, respectively) of the Company’s total gross revenues during the nine months ended March 31, 2025.

Gross Profit

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions)				(in millions)
Revenue	$0.66	$1.42	$(0.76)	-54%	$3.36	$7.03	$(3.67)	-52%
Cost of Goods Sold	0.07	0.40	(0.33)	-83%	0.97	2.06	(1.09)	-53%
Gross Profit	$0.59	$1.02	$(0.43)	-42%	$2.39	$4.97	$(2.58)	-52%
Gross Profit Margin	89%	72%			71%	71%

Gross profit margin was approximately 89% for the three months ended March 31, 2026 compared to approximately 72% for the three months ended March 31, 2025. The increase primarily reflects the effect of the aforementioned DOW contract revenue reversal. This effect is a one-time occurrence. Gross profit margin was approximately 71% for both the nine months ended March 31, 2026 and the nine months ended March 31, 2025. This reflects a decrease in Software Services gross profit margin driven by a change in cost structure of DOW projects offset by an increase Software License gross profit margin reflecting mature licenses requiring less support costs.

Operating Expenses

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions)				(in millions)
Research and development expenses	$1.53	$0.83	$0.70	84%	$3.40	$2.61	$0.79	30%
General and administrative expenses	0.63	1.16	(0.53)	-46%	2.45	2.95	(0.50)	-17%
Sales and marketing expenses	0.27	0.48	(0.21)	-44%	0.90	1.61	(0.71)	-44%
Goodwill impairment	10.86	-	10.86	100%	10.86	-	10.86	100%
Amortization of acquisition intangible assets	-	0.10	(0.10)	-100%	0.06	0.33	(0.27)	-82%
Change in fair value of acquisition contingent consideration	-	0.03	(0.03)	-100%	0.02	0.08	(0.06)	-75%
Total Operating Expenses	$13.29	$2.60	$10.69	411%	$17.69	$7.58	$10.11	133%

Operating expenses for the three months ended March 31, 2026 were approximately $13.29 million compared to approximately $2.60 million for the three months ended March 31, 2025, an approximately four fold increase. The increase primarily reflects the non-cash impairment of Brightline (“BLI”) goodwill. Operating expenses for the nine months ended March 31, 2026 were approximately $17.69 million compared to approximately $7.58 million for the nine months ended March 31, 2025, an increase of approximately 133%. The increase also primarily reflects the non-cash impairment of BLI goodwill.

Research and Development

Research and development expenses for the three months ended March 31, 2026 were approximately $1.53 million compared to approximately $0.83 million for the three months ended March 31, 2025, an increase of approximately 84%. The increase primarily reflects a lesser proportion of headcount expense being allocated to revenue projects cost of goods in the current period due to revenue decrease, including DOW revenue reversal. Research and development expenses for the nine months ended March 31, 2026 were approximately $3.40 million compared to approximately $2.61 million for the nine months ended March 31, 2025, an increase of approximately 30%. The increase reflects a lesser proportion of headcount expense being allocated to revenue projects cost of goods in the current period due to revenue decrease.

General and Administrative

General and administrative expenses for the three months ended March 31, 2026 were approximately $0.63 million compared to approximately $1.16 million for the three months ended March 31, 2025, a decrease of approximately 46%. The decrease primarily reflects a reduction in executive performance bonuses and decrease in investor relation efforts. General and administrative expenses for the nine months ended March 31, 2026 were approximately $2.45 million compared to approximately $2.95 million for the nine months ended March 31, 2025, a decrease of approximately 17%. The decrease primarily reflects a reduction in executive performance bonuses, reduction in rent from reduced footprints, reduction in professional fees due to more efficient sourcing and reduced depreciation due to run off of useful lives.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2026 were approximately $0.27 million compared to approximately $0.48 million for the three months ended March 31, 2025, a decrease of approximately 44%. The decrease primarily reflects a reduction in revenue driven incentive compensation. Sales and marketing expenses for the nine months ended March 31, 2026 were approximately $0.90 million compared to approximately $1.61 million for the nine months ended March 31, 2025, a decrease of approximately 44%. The decrease primarily reflects a reduction in revenue driven incentive compensation, the divestiture of the QReal business and reduction in non-core businesses.

Goodwill Impairment

Goodwill impairment expense for the three and nine months ended March 31, 2026 primarily represents the full impairment of goodwill attributable to BLI. The BLI product customer is principally the DOW. U.S. Government funding for new DOW projects that BLI was anticipating is on hold as a result of: 1) the U.S. Government shutdown in January 2026, 2) the Continuing Budget Resolution in February 2026 which produced no new funding, and 3) no formal passing of the U.S. Government fiscal year 2026 budget.

The budget delay above has resulted in BLI no longer being able to invoice its current primary DOW customer for work currently being done, material uncertainty regarding whether the current work will be funded in an ultimate U.S. Government budget passage and limited visibility regarding its ability to secure other future revenue contracts.

While revenues may be generated in the future, if the U.S. Government fiscal year 2026 budget or subsequent years budgets being approved or when the project is included in an approved budget in subsequent years, the current lack of sight into future revenue contracts and the Company’s inability to generate material revenues in the current fiscal year has removed the primary driver of the quantitative discounted cash flow modelling that is utilized in order to determine the enterprise value of BLI. This also makes the qualitative assessment of BLI’s technology challenging to assess. In accordance with our accounting policies, it has been determined that BLI enterprise value is negligible from a financial reporting perspective as of March 31, 2026.

This results in a total impairment of goodwill attributable to BLI of approximately $10.56 million.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the three months ended March 31, 2026 was zero compared to approximately $0.10 million for the three months ended March 31, 2025, and amortization of acquisition intangible assets expense for the nine months ended March 31, 2026 was approximately $0.06 million compared to approximately $0.33 million for the nine months ended March 31, 2025. These decreases represent the expiration of the intangible assets useful lives.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the three months ended March 31, 2026 was zero compared to approximately $0.03 million for the three months ended March 31, 2025. Change in fair value of acquisition contingent consideration for the nine months ended March 31, 2026 was approximately $0.02 million compared to an expense of approximately $0.08 million for the nine months ended March 31, 2025. The decrease for all periods reflects the final consideration payment related to the BLI acquisition in October 2025.

Other Income

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Change		March 31,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions)				(in millions)
Gain on sale of business	$-	$-	$-	N/A	$0.24	$-	$0.24	N/A
Interest income	0.02	0.08	(0.06)	-75%	0.12	0.12	-	0%
Total Other Income	$0.02	$0.08	$(0.06)	-75%	$0.36	$0.12	$0.24	200%

Other income for the three months ended March 31, 2026 was approximately $0.02 million compared to approximately $0.08 million for the three months ended March 31, 2025. The reduction represents the decrease in interest income due to the lower investable cash balances in 2026. Other income for the nine months ended March 31, 2026 was approximately $0.36 million compared to approximately $0.12 million for the nine months ended March 31, 2025. The increase represents the gain on sale of the Pose With the Pros business in fiscal year 2026.

Net Loss

Net loss for the three months ended March 31, 2026 was approximately $12.68 million compared to a loss of approximately $1.50 million for the comparable 2025 period. This was primarily driven by the 2026 non-cash goodwill impairment. Net loss for the nine months ended March 31, 2026 was approximately $14.94 million compared to a loss of approximately $2.49 million for the nine months ended March 31, 2025. This was primarily driven by the 2026 non-cash goodwill impairment and 2026 reduced revenue and related gross profit.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles (“GAAP”), as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income (loss), operating income (loss), and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of our historical operating results nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and stockholders benefit from referring to the aforementioned non-GAAP financial measures in planning, forecasting and analyzing future periods.

Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparisons. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

We define Adjusted EBITDA as income (or loss) from continuing operations before the items in the table below. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

We have included a reconciliation of our financial measures calculated in accordance with GAAP to the most comparable non-GAAP financial measures. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between us and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding GAAP measures provided by each company under applicable SEC rules.

The following table presents a reconciliation of net loss to Adjusted EBITDA loss for the three and nine months ended March 31, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net loss	$(12.68)	$(1.50)	$(14.94)	$(2.49)
Depreciation and amortization	0.01	0.12	0.09	0.39
EBITDA loss	(12.67)	(1.38)	(14.85)	(2.10)
Stock based compensation expenses	0.14	0.31	0.71	0.71
(Gain) loss on sale of business/subsidiary/lease termination	-	0.03	(0.24)	0.07
Goodwill impairment	10.86	-	10.86	-
Non cash change in fair value of acquisition contingent consideration	-	0.03	0.02	0.09
Adjusted EBITDA loss	$(1.67)	$(1.01)	$(3.50)	$(1.23)

Adjusted EBITDA loss was approximately $1.67 million for the three months ended March 31, 2026 compared to an approximately $1.01 million loss for the three months ended March 31, 2025. Adjusted EBITDA loss was approximately $3.50 million for the nine months ended March 31, 2026 compared to an approximately $1.22 million loss for the nine months ended March 31, 2025. For both periods this was primarily driven by reduced revenue and related gross profit.

Going Concern

The Company evaluated whether there are conditions or events that raise doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s evaluation entails analyzing expectations for the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued.

The Company has incurred recurring losses since its inception, including a net loss of approximately $14.9 million for the nine months ended March 31, 2026. In addition, as of March 31, 2026, the Company had an accumulated deficit of $80.5 million. Furthermore, the circumstances around the BLI goodwill impairment and Glimpse Lenses’ customer termination have posed additional challenges to the Company. The Company’s cash and cash equivalents as of the date of this filing may not be sufficient to fund operations and other commitments for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

In order to restore the going concern the Company may take actions which could include, but are not limited to: subsidiary spinoffs (via initial public offering or other manner), merger with another entity, and equity or debt financings. There is no assurance that these actions will be taken or be successful if pursued.

The condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described.

Liquidity and Capital Resources

	For the Nine Months Ended
	March 31,		Change
	2026	2025	$	%
	(in millions)
Net cash used in operating activities	$(3.47)	$(0.12)	$(3.35)	N/A
Net cash used in investing activities	(1.32)	(1.54)	0.22	-14%
Net cash provided by financing activities	0.11	6.87	(6.76)	-98%
Net decrease in cash, cash equivalents and restricted cash	(4.68)	5.21	(9.89)	-190%
Cash and cash equivalents, beginning of period	6.83	1.85	4.98	269%
Cash and cash equivalents, end of period	$2.15	$7.06	$(4.91)	-70%

Operating Activities

Net cash used in operating activities was approximately $3.47 million for the nine months ended March 31, 2026, compared to net cash used in operating activities of approximately $0.12 million during the nine months ended March 31, 2025. This was primarily driven by reduced revenue and related gross profit.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2026 was approximately $1.32 million compared to net cash used in investing activities of approximately $1.54 during the comparable 2025 period. Both periods primarily represent contingent consideration payments related to the BLI acquisition and the 2026 period also reflects net cash received from sale of business. The $1.50 million contingent consideration payment in October 2025 was the final payment related to the BLI acquisition.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2026 was approximately $0.11 million compared to net cash provided by investing activities of approximately $6.88 million during the nine months ended March 31, 2025. The 2026 amount represents the repayment of notes receivable related to the QReal divestiture and the 2025 amount represents the proceeds of securities purchase agreements entered into with institutional investors.

Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $2.15 million, plus $0.66 million of accounts receivable.

As of March 31, 2026, we had no outstanding debt obligations.

As of March 31, 2026, we had no issued and outstanding preferred stock.

As of March 31, 2026, we had no outstanding contingent obligations.

As of the date of the filing of this Quarterly Report on Form 10-Q, the ATM facility has not been utilized.

Recently Adopted Accounting Pronouncements

Please see Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q that describes the impact, if any, from the adoption of recent accounting pronouncements.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K, except as described below.

See PART I, ITEM 2. of this filing regarding Nasdaq Notice.

See PART I, ITEM 2. of this regarding Going Concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

10.1	Second Amendment to Sales Agreement, dated January 2, 2026, between The Glimpse Group, Inc. and WestPark Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14 day of May, 2026.

THE GLIMPSE GROUP, INC.

/s/ Lyron Bentovim
Lyron Bentovim
Chief Executive Officer
(Principal Executive Officer)

/s/ Maydan Rothblum
Maydan Rothblum
Chief Financial Officer
(Principal Financial Officer)

