Form 10-K
period 2026-06-30
Brightline Interactive, Inc./NV
filed 2026-09-28
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-40556

BRIGHTLINE INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-2958271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21745 Red Run Drive Ashburn, VA	20147
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 594-7496

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BTLN	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of December 31, 2025, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $16,769,000 based on the closing sale price as reported on the Nasdaq Capital Market of $0.926 per share.

As of September 28, 2026, 2,712,351 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

BRIGHTLINE INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2026

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

When used in this Report, the terms the “Company,” “Brightline” “we,” “us,” “ours,” and similar terms refer to Brightline Interactive, Inc.

PART I

ITEM 1. BUSINESS

History

Brightline Interactive, Inc. (formerly the Glimpse Group, Inc.) was incorporated in June 2016 under the laws of the State of Nevada, and is headquartered in Ashburn, VA.

Company Overview

Our product, SpatialCore, is designed to enable Physical AI, technology that perceives, decides, and acts in real-world physical environments, and we believe it is a key differentiator, growth driver and competitive advantage for us. On June 1, 2026, a new Board of Directors and executive leadership team, led by Chief Executive Officer Tyler Gates and Board Chairman Admiral Scott Swift, USN (Ret.), assumed responsibility for the Company. Management and the new Board concluded that the Company’s resources, personnel, and public-company platform were best concentrated around Brightline and SpatialCore, rather than the broader portfolio of immersive-technology businesses we had previously operated. Consistent with that conclusion, we divested or discontinued non-core operations, including Glimpse Learning LLC, and in August 2026 changed our corporate name to Brightline Interactive, Inc. and our Nasdaq ticker symbol from “GGRP” to “BTLN” to reflect this focus, and have positioned ourselves as a pureplay Physical AI infrastructure company.

Following our transformation into a pureplay Physical AI infrastructure company, we are a software technology company that provides SpatialCore, an open standards-based interoperability and operational context platform. SpatialCore is designed to connect autonomous systems, sensors, digital twins, AI models, and other real-world data sources into a shared, governed understanding of the physical environments in which they operate. We provide this platform primarily to the Department of War (“DoW”) and aim to expand delivery into civil government entities and commercial enterprises that utilize intensive, large and complex data sets (“Big Data”).

Companies deploying digital twins, autonomous systems, and AI workflows in DoW and Big Data scenarios face persistent challenges: integrating fragmented data, scaling across complex environments, achieving operational efficiency, and maintaining safety, security, and performance as these systems evolve and grow. Robotics, autonomous systems, and simulation technologies span diverse industries, each demanding continuous innovation to remain effective. Our technology directly addresses these challenges by providing a unified, multimodal data layer that enables AI workflows to interpret signals from environments, systems, sensors, and other disparate inputs. By normalizing and contextualizing this data, our solution empowers AI models to generate meaningful insights and take informed actions across domains.

We specialize in building AI-enabled workflows on top of dynamic, synthetic environments for digital twins, robots, drones, and autonomous vehicles, where real-time and multimodal data must be orchestrated seamlessly. This approach accelerates decision-making, enhances mission readiness, and expands the capabilities of both humans and machines.

SpatialCore is the result of more than four years of co-development with the U.S. Navy and has components used in live Navy operations. We have developed SpatialCore’s technology and operational approach over the past several years through Cooperative Research and Development Agreements (“CRADAs”) and funded programs with the FAA, U.S. Navy, and the U.S. Army to align the platform with DoW requirements and support the warfighter. In July 2025, we completed development of a unified synthetic training ecosystem for the DoW, providing digital-twin simulation, multi-domain scenario modeling, AI-augmented scenario creation, and open-standards interoperability across live, virtual, and constructive training assets. SpatialCore is built on open data standards designed to support interoperability across autonomous systems and Physical AI applications.

We believe that these emerging industry segments have significant growth potential across numerous DoW and Big Data industry verticals and that our SpatialCore platform creates important competitive advantages that may enable us to become a significant provider of interoperability and operational context software and services. We are hardware agnostic.

Our go-to-market strategy follows a deliberate, staged sequence. Our first stage is deepening our footprint within the DoW, where SpatialCore has been developed and validated through several years of operational deployment. Our second stage is extending into civil federal and state government markets that face the same underlying interoperability challenge; in August 2026, we entered into a teaming agreement with Computer Systems Center Incorporated (“CSCI”) to support LIFTOff Louisiana, a test site under the Federal Aviation Administration’s eVTOL Integration Pilot Program, which could represent SpatialCore’s first deployment outside the defense sector. Our third stage is extending into the defense industrial base through partnerships with original equipment manufacturers, described further below. Our fourth stage is addressing the broader commercial autonomy market, including logistics, manufacturing, and critical infrastructure. We are pursuing each stage in parallel with expanding our existing DoW relationships.

These defense industrial base partnerships extend more broadly across the Physical AI ecosystem. Because SpatialCore is designed to operate beneath, rather than compete with, the platforms and applications built by other companies in that ecosystem, we believe companies that might otherwise be viewed as competitors can instead become partners, customers, or suppliers. In July 2026, we entered into a memorandum of understanding with Swarmer, Inc., a drone autonomy software company, to potentially jointly develop and integrate our respective technologies and to pursue shared business opportunities with the DoW. We intend to pursue similar partnerships with other companies across autonomy, sensor, robotics, and artificial intelligence markets as part of this same strategy.

Our business model has two components. The first is integration: customers pay us to connect their systems, sensors, platforms, or data sources to SpatialCore, and we designed this work so that it can be reused across future customers and programs. The second is consumption: once integrated, customers may use SpatialCore on an ongoing basis across missions, operations, simulations, and AI workflows. From this usage, we intend to generate recurring revenue tied to consumption rather than a fixed subscription fee.

Our SpatialCore platform, structure, ecosystem, and integrated capabilities create competitive advantages that we believe are difficult for other companies to replicate in the Physical AI infrastructure space. We believe this significantly strengthens our position in this emerging market. Our advantages include: advanced technical expertise in AI and the software infrastructure required for real-world deployment, an open-standards architecture that could accelerate widespread adoption, and deep relationships with leading innovators that give us early access to and understanding of next-generation technologies.

Sales and Marketing

We market our offerings through our growth team, which is currently comprised of approximately three employees, with input and coordination from our executives. Additionally, we market our offerings through our partnership network and through our existing customer base. Sales and marketing activities include developing and delivering tailored presentations and live demonstrations to prospective customers and strategic partners, conducting outbound business development through conferences, industry events, and targeted networks, and designing lightweight technical demonstrations that showcase SpatialCore’s capabilities in real-world scenarios. The growth team also collaborates with Company leadership to shape messaging, support go-to-market strategy, and expand opportunities within our existing customer base and partnership ecosystem.

Business Cycles

Based on our history and information available to date, we have not been able to identify any seasonality of cycles within our business. Since Spatial Computing technology is an emerging industry, market and customer education are material and therefore the length of the typical sales cycle can be between three and 18 months, depending on the size and complexity of the proposed solution and the customer’s level of understanding of the immersive technology space and prior experience. Longer sales cycles often apply to DoW type customers, where product evaluation, contracting and budgeting can be lengthy.

Research, Development and Engineering

We utilize an engineering disciplined process consisting of identifying, developing, and rapid prototyping new technologies with the biggest potential to commercialize at scale. Our Research, Development and Engineering (“R&D”) team is currently comprised of approximately fifteen employees. Their activities include designing and developing core SpatialCore features, integrating emerging technologies into operational workflows, conducting experimentation with government and enterprise partners, and working to ensure that new technologies are cost-effective, repeatable, and deployable at scale.

Information Technology

Our Information Technology (“IT”) systems primarily consist of business and operational support, procurement, and customer management systems. Our IT team is supported by several employees who maintain and enhance the systems that underpin our business operations, internal security, and customer delivery, specifically systems that comply with stringent DoW operational and security requirements. Their activities include implementing security and compliance controls, maintaining cloud and on-premises infrastructure, supporting development pipelines for engineering teams, and upgrading internal systems to improve reliability, functionality, and scalability.

The IT team also evaluates and deploys new technologies that reduce operational costs and improve overall efficiency, ensuring our infrastructure keeps pace with the growth of our customer base and product ecosystem. We update and build our information technology infrastructure through further investments focused on cost efficiencies, security, reliability, functionality, and scalability.

Competition

The market for open standards-based interoperability infrastructure for Physical AI is fragmented across several adjacent software categories, and we compete with different companies depending on the specific capability at issue, rather than against a single, consistent set of competitors. In providing data interoperability for industrial and commercial robotics, we compete with companies such as Viam, which offers a cloud-connected robot operating system and data platform for diverse machine fleets. In providing simulation, digital-twin, and autonomy software for autonomous vehicles and defense customers, we compete with companies such as Applied Intuition and Duality AI, which offer sensor-simulation, synthetic training data, and vehicle-autonomy platforms across automotive, industrial, and defense markets. In providing synthetic training environments for the DoW specifically, we compete with companies such as Battle Road and Bohemia Interactive Simulations, which offer training-simulation software and services.

We believe that the market for interoperability infrastructure is less mature and less consolidated than the markets for the AI models, autonomous physical systems, and command-and-control software that operate on top of it, and that no company has yet established a dominant position across the full range of capabilities we provide.

We believe our advantages include: a business model built around integration and consumption rather than the sale of physical systems or AI models, which we believe reduces any incentive to lock customers into proprietary hardware or models and instead aligns our interests with broad interoperability across the ecosystem; having developed SpatialCore through more than four years of co-development with the U.S. Navy and Cooperative Research and Development Agreements with the U.S. Navy and the U.S. Army, and having served as a prime contractor through an OTA with the U.S. Navy, which we believe would be difficult for a new entrant to replicate quickly; an open standards-based architecture, consistent with the DoW’s own modular open systems architecture requirements and its broader efforts toward open, vendor-neutral data infrastructure, which we believe favors interoperability over proprietary, vertically-integrated alternatives; and the ability to apply learnings and technology developed for the DoW to civil government and commercial customers. We believe that our structure, ecosystem, and integrated capabilities create competitive advantages that would be difficult for other companies to replicate in the Physical AI infrastructure space, and that these advantages position us to compete effectively as this market develops.

Key Business Developments During and Subsequent to Fiscal Year 2026

Recent Business Developments

Swarmer Partnership

On July 27, 2026, we entered into a memorandum of understanding (“MOU”) with Swarmer, Inc. (“Swarmer”), a drone autonomy software company, pursuant to which we and Swarmer agreed to potentially pursue joint research and development, integration of our respective technologies, and shared business opportunities through our existing relationships and contracting vehicles with the DoW.

CSCI / LIFTOff Louisiana Teaming Agreement

On August 26, 2026, we entered into a teaming agreement with Computer Systems Center Incorporated (“CSCI”), under which we, as a subcontractor to CSCI, intend to use SpatialCore to ingest, normalize, and integrate operational data across uncrewed aircraft systems, eVTOL aircraft, radar systems, and associated sensors for LIFTOff Louisiana, a test site under the Federal Aviation Administration’s eVTOL Integration Pilot Program (“eIPP”). This teaming agreement represents SpatialCore’s first potential application in a civil government setting.

George Mason Partnership

On September 9, 2026, we entered into a memorandum of understanding with George Mason University’s (“GMU”) College of Engineering and Computing and its Global AI Innovation & Literacy Center. Under the MOU, we and GMU agreed to align SpatialCore with the mission needs of new and existing sponsors across applied research, workforce development, and technology innovation, and to identify future sponsored research, technology development, and collaborative-project opportunities.

SpatialCore Contracts

In July 2025, under a separate contract with a DoW customer, we completed development and delivery of a unified synthetic training ecosystem enabling users to train, plan, and execute missions in a virtualized environment. The system incorporates AI-augmented, no-code scenario creation tools, digital twin and multi-domain simulation capabilities enriched with geospatial data, and an open-standards architecture designed for interoperability with live, virtual, and constructive training assets.

The above is in addition to the August 13, 2025 contract that we entered into with the DoD for $2+ million SpatialCore contract to be delivered over a 12 month period supporting the creation and interoperability of government owned digital twins or real world systems.

During fiscal year 2026, our Other Transaction Agreement (“OTA”) with the Naval Surface Technology & Innovation Consortium (“NSTIC”), under which we serve as a prime contractor supporting the U.S. Navy, was extended through September 2027. The NSTIC OTA is a consortium-wide contracting vehicle managed by the Naval Surface Warfare Center, Dahlgren Division, with an overall ceiling value publicly reported by NSTIC as exceeding $1 billion. This ceiling reflects the total capacity of the consortium-wide vehicle across its approximately 1,000 members and is not specific to us or any particular award we may receive under it.

Securities Purchase Agreement

On May 14, 2026, we closed a registered direct offering pursuant to a securities purchase agreement pursuant to which we sold to a certain investors, 622,306 shares of our common stock, accompanying warrants to purchase up to 4,193,182 shares of common stock and, in lieu of common stock to certain of the investors, pre-funded warrants to purchase up to 2,732,240 shares of our common stock. The combined purchase price for each share of common stock and accompanying warrant was $0.55, and each pre-funded warrant and accompanying warrant was $0.549.

The pre-funded warrants had an exercise price of $0.001 per share of common stock and became immediately exercisable upon issuance. The warrants had an exercise price of $0.55 per share of common stock and will be exercisable six months from the original issuance date and will expire seven and a half years from the date of original issuance.

We received net proceeds (after deducting the estimated offering expenses payable by us) of approximately $1.79 million from the offering.

All figures in this section are on a pre-reverse stock split basis.

Leadership Changes

In connection with our pivot to a pureplay Physical AI infrastructure company a new Board of Directors and executive leadership team, led by Chief Executive Officer Tyler Gates and Board Chairman Admiral Scott Swift, USN (Ret.), assumed responsibility for the Company on June 1, 2026. In advance of that transition, on May 15, 2026, Jeff Enslin resigned as a member of our Board effective immediately, Maydan Rothblum notified the Board of his resignation as a member of the Board and all committees thereof, and from his roles as Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer effective immediately, and Lyron Bentovim notified the Board of his resignation as the Chairperson and a member of the Board and all committees of the Board, and from his roles as President and Chief Executive Officer, in each case effective June 15, 2026. On June 1, 2026, the Board accepted such resignation effective as of June 1, 2026.

On June 1, 2026, the Board appointed Admiral Scott Swift, USN (Ret.), Major General Pete Fesler, USAF (Ret.), and Brian Archer as directors on the Board, and appointed Tyler Gates as President and Chief Executive Officer and as a director on the Board. Finally, on June 1, 2026, the Board appointed William Keneally as Chief Financial Officer. Ian Charles and Alexander Ruckdaeschel, resigned as members of the Board and all committees thereof, effective upon the appointment of their successors, and Tamar Elkeles remained on the Board as an independent director.

Nasdaq Ticker Symbol and Corporate Name Change

On August 17, 2026, we filed with the Secretary of the State of Nevada a certificate of amendment to change the name of the company to “Brightline Interactive, Inc.” (the “Name Change Amendment”). The Name Change Amendment took effect at August 20, 2026. Further, effective August 20, 2026, we changed our ticker symbol on The Nasdaq Stock Market LLC (“Nasdaq”) from “GGRP” to “BTLN.” The change was implemented to better align our ticker with our going forward strategy. The change did not alter the terms of our common stock. The name and ticker change followed a series of steps noted above that we took beginning June 1, 2026 to concentrate our resources, personnel, and public-company platform around Brightline and SpatialCore, including the divestiture described above.

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

On November 21, 2025, the Sales Agreement was amended to increase the maximum amount we may offer and sell, from time to time through the Agent, from $3,081,340 to $3,502,910. Further, on January 2, 2026, the Sales Agreement was further amended to increase the maximum amount we may offer and sell, from time to time through the Agent, from $3,502,910 to $9,478,200. As of the date of this filing, no Shares have been sold under the ATM facility and the ATM facility has been terminated in May of 2026.

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

On September 11, 2026 we received a written notification (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq informing us that Nasdaq’s staff had determined to delist our common stock from Nasdaq pursuant to Nasdaq Marketplace Rule 5550(a)(2). Under the Staff Determination, we have the right to appeal the Staff Determination by requesting a hearing before a Nasdaq Hearings Panel (the “Hearings Panel”). On September 17, 2026, we timely submitted a request for a hearing (the “Hearing”) before the Hearings Panel. The Hearing request will stay the suspension of our securities and the filing of a Form 25-NSE with the SEC pending the issuance of a written decision by the Hearings Panel. Our common stock will remain listed on Nasdaq, pending the outcome of the Hearing.

Intellectual Property

Our intellectual property is an integral part of the SpatialCore business strategy and practice. In accordance with industry practice, we protect our proprietary products, technology and competitive advantage through a combination of contractual provisions and trade secrets, patents, copyright and trademark laws in the United States and other jurisdictions where we conduct business.

As of the date of the filing of this Report, and as summarized in the table below, we have been issued 5 patents by the United States Patent and Trademark Office (“USPTO”).

Issued Patents

Name	Entity	Filing Date*	US Patent #
MARKER-BASED POSITIONING OF SIMULATED REALITY	Sector 5 Digital LLC	4/23/2020	16/856,916
AUGMENTED REALITY GEOLOCATION USING IMAGE MATCHING	Sector 5 Digital LLC	8/22/2018	16/108,830
SYSTEM FOR SHARING USER-GENERATED CONTENT	The Glimpse Group, Inc.	6/12/2019	16/439,280
SIMULATED REALITY TRANSITION ELEMENT LOCATION	The Glimpse Group, Inc.	6/15/2020	16/901,830
IMMERSIVE ECOSYSTEM	Brightline Interactive, LLC	6/4/2024	12/002,180

* Each of the patents listed above expires 20 years from its filing date.

Filed Patents (in process, Provisional and Non-Provisional)

Name	Entity	Filing Date	US Patent #
AUDIO PROCESSING IN A VIRTUAL ENVIRONMENT	Foretell Studios, LLC	6/15/2022	17/841,258
REAL-TIME VISUALIZATION OF HEAD MOUNTED DISPLAY USER REACTIONS	Foretell Studios, LLC	4/6/2022	17/714,953
DISPOSITIONAL AFFECT FOR VIRTUAL CHARACTER INTERACTIONS IN VR APPS	The Glimpse Group, Inc.	6/13/2023	18/401,868
BE ANYONE AND ANYTHING	Foretell Studios, LLC	12/13/2022	18/401,879
CONTROLLED NON-HUMAN CONVERSATION FLOW IN VR	The Glimpse Group, Inc.	4/3/2023	63/456,571
ROBO DIRECTOR	Sector 5 Digital, LLC	11/15/2024	63/730,039
SYSTEM FOR USING CONTEXT AWARE INTERACTIONS WITHIN 3D ENVIRONMENTS	Foretell Studios, LLC	3/25/2025	63/777,080
METHOD FOR VERIFYING OWNERSHIP AND HUMAN PRESENCE IN A VIRTUAL EXPERIENCE	Foretell Studios, LLC	2/28/2025	63/764,699
SYSTEM FOR COMMERCIALLY DRIVEN AI RESPONSE MODIFICATIONS USING ADAPTIVE FILTER TECHNOLOGY	Foretell Studios, LLC	3/25/2025	63/777,084
AUGMENTING MIXED REALITY EXPERIENCES WITH CONTEXTUAL VIRTUAL ASSETS SYSTEM	Sector 5 Digital, LLC	6/10/2025	63/821164
SYSTEM THAT USES AI TO ANALYZE A USER’S AFFECT, MEASURED BY REFERENCING SUCH THINGS AS BODY MOTION, POSTURE, FACIAL EXPRESSION, VOICE, ETC. AND CALCULATES AN EVALUATION OF THIS DATA WHEN COMPARED TO A RUBRIC.	Foretell Studios, LLC	6/2/2025	63/816,086
METHOD OF ISSUANCE OF ADAPTIVE AWARDS BASED ON AI RECOGNITION OF HUMAN ACHIEVEMENTS	Foretell Studios, LLC	5/22/2025	63/810,572
METHODOLOGY FOR TRAINING AI TO READ ATTITUDINAL AFFECT	The Glimpse Group, Inc.	6/10/2025	63/821,154

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

Economic Dependence

For the year ended June 30, 2026, one customer accounted for approximately 78%, of our total revenue. A different customer accounted for approximately 80% of our total revenue during the year ended June 30, 2025.

We operate in an early-stage industry, and customers are exploring various options for Physical AI solutions and acting as early adopters of these solutions. As such, there has been a high degree of variance on our source of revenues. A customer that may account for a higher concentration of revenue in one period may not account for any revenue in subsequent periods. A significant reduction in revenue from our larger customers could have a material negative impact on our operations.

Human Capital

At June 30, 2026, we had approximately 19 full time employees, primarily software developers, engineers and 3D artists.

Corporate Information

Our website is www.brightlineinteractive.com. Information contained on, or accessible through our website, is not and shall not be deemed to be part of, or incorporated or deemed incorporated by reference into, this Report, and should not be relied upon by prospective investors for the purposes of determining whether to invest in us or our securities. We have included our website address in this Report solely as an inactive textual reference.

Discontinued Operations

As part of the strategic and management changes detailed to transform into a pureplay Physical AI infrastructure company, the company’s Learning, Lenses and S5D businesses were discontinued.

On June 30, 2026, we announced that, we had entered into a Master Purchase Agreement (the “Purchase Agreement”) with Glimpse Learning, Inc., a newly-formed Wyoming company (the “Buyer”), pursuant to which we agreed to sell to Buyer all of the issued and outstanding membership interests (the “Shares”) in Glimpse Learning, LLC, a Nevada limited liability company and our wholly owned subsidiary, together with certain assigned assets used exclusively in the subsidiary’s business.

ITEM 1A. RISK FACTORS

Investing in us involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Report, including our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, before investing in us. Any of the risks and uncertainties we describe below could adversely affect our business, financial condition, results of operations, prospects or the trading price of our securities. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future The risks described below are not the only ones we face and additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, prospects and the trading price of our securities.

Risks Related to Our Business

We are an early stage technology company.

We were incorporated in June 2016 and are an early stage technology development company, comprised of a wholly-owned group of early stage entities in the Physical AI space. As such, we are subject to the risks associated with being an early stage company operating in an emerging industry, including, but not limited to, the risks set forth herein.

We have incurred significant net losses since inception and may continue to incur net losses for the foreseeable future and may never maintain profitability.

We have incurred significant net losses since inception. For the fiscal years ended June 30, 2026 and 2025, we incurred a net loss of approximately $16.6 million and approximately $2.6 million, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $82.2 million. We continue to devote efforts towards building and evolving SpacialCore. We may generate negative cash flow in future periods which may eventually require us to raise capital in order to maintain our operations.

We expect to require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all.

We expect to require further funding to support our ongoing activities and operations. There can be no assurance that such funding will be available on satisfactory terms or at all. Any inability to obtain funding will adversely affect our business and financial condition and consequently our performance. We may seek to raise further funds through equity or debt financing, joint ventures or other means. There can be no assurance that additional financing will be available when needed or, if available, that the terms of such financing will be favorable to us, which may result in substantial dilution to our shareholders.

Our market is competitive and dynamic. New competing products and services could be introduced at any time that could result in reduced profit margins and loss of market share.

The Spatial computing industry is very dynamic, with new technology and services being introduced by a range of players, from larger established companies to start-ups, on a frequent basis. Our competitors may announce new products, services, or enhancements that better meet the needs of end-users or changing industry standards. Further, new competitors or alliances among competitors could emerge. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the worldwide Spatial computing market is increasingly competitive. A number of companies developing Spatial computing products and services compete for a limited number of customers. Some of our competitors in this market have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in developing, marketing and distributing products. Potential pricing pressure could result in significant price erosion, reduced profit margins and loss of market share, any of which could have a material adverse effect on our business, results of operations, financial position and liquidity.

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

For both the fiscal years ended June 30, 2026 and 2025, our five largest customers accounted for approximately 100% of our revenue. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, some of our contracts with these customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations and/or trading price of our common stock.

As we shift our focus to our transformation into a pureplay Physical AI infrastructure company, we will depend more on U.S. Government contracts as our main source of revenue and changes in governmental policies, budget priorities, funding levels, shutdowns, delays in passing appropriations, or cancellation of existing contracts could have a material adverse effect on our business.

As we shift our focus to our transformation into a pureplay Physical AI infrastructure company, we expect a larger portion of our revenue will be derived from contracts with the U.S. Government, including contracts funded through the Department of War and other national security agencies. As a result, our business, financial condition, and operating results will be influenced by U.S. Government policies, contract awards, budgetary cycles, and appropriations. U.S. Government funding is subject to periodic authorization and appropriations processes, which are often unpredictable. In recent periods, these processes have been impacted by continuing resolutions, budget disagreements, and the risk of periodic lapses in appropriated funding.

Government shutdowns, failure to pass a budget or continuing resolution, or delays in the approval of program-level funding may temporarily halt or slow performance under our contracts, delay new awards, or otherwise limit our ability to invoice and collect payment. During such periods, we may be required to continue working at our own cost and risk, suspend activities, or experience reductions in revenue and cash flow. In addition, shifts in political priorities or public policy—whether driven by changes in administration, congressional composition, geopolitical developments, or fiscal objectives—may result in the reduced scope, restructuring, or outright cancellation of existing programs.

The U.S. Government also generally has the right to terminate contracts for convenience, and may modify or reduce the scope of work under existing arrangements. If the U.S. Government exercises its rights to cancel, terminate, or materially change our contracts with them, we may not be able to replace that revenue in the near term or at all.

Any of these events could materially and adversely affect our business, revenue visibility, ability to plan long-term investments, financial condition, and results of operations.

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

We anticipate that we may require additional funds to increase or sustain our current levels of expenditure for the R&D of new products and technologies, and to obtain and maintain patents and other intellectual property rights in these technologies, the timing and amount of which are difficult to forecast. Any funds we need may not be available on commercially reasonable terms or at all. If we cannot obtain the necessary additional capital when needed, we might be forced to reduce our R&D efforts which may materially and adversely affect our business. If we raise capital in an offering of our common stock, preferred stock or securities convertible into our common stock, our then-existing stockholders’ interests will be diluted.

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

Our business depends on the performance and reliability of the Internet, mobile networks, cloud and other infrastructure that is not under our control. Disruptions in such infrastructure, including as the result of power outages, telecommunications delay or failure, security breach, or computer virus, as well as failure by telecommunications network operators to provide us with the bandwidth we need to provide our products and offerings, could cause delays or interruptions to our products, offerings, and platforms. Any of these events could damage our reputation, resulting in fewer users actively using our platforms, disrupt our operations, and subject us to liability, which could adversely affect our business, financial condition, and operating results.

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

Our business can include the hosting and/or transmission of proprietary information and sensitive or confidential data. In connection with our services business, some of our employees also have access to customers’ confidential data and other information, which could be compromised, whether intentionally or unintentionally, by our employees, consultants or vendors.

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

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, but not limited to:

●	U.S. Government shutdowns or budgetary delays or reductions;

●	varying size, timing and contractual terms of orders for our products and services, which may delay the recognition of revenue;

●	competitive conditions in the industry, including strategic initiatives by us or our competitors, new products or services, product or service announcements and changes in pricing policy by us or our competitors;

●	market acceptance of our products and services;

●	our ability to maintain existing relationships and to create new relationships with customers and business partners;

●	the discretionary nature of purchase and budget cycles of our customers and end-users;

●	the length and variability of the sales cycles for our products;

●	general weakening of the economy resulting in a decrease in the overall demand for our products and services or otherwise affecting the capital investment levels of businesses with respect to our products or services;

●	timing of product development and new product initiatives;

●	changes in customer mix;

●	increases in the cost of, or limitations on, the availability of materials;

●	changes in product mix; and

●	increases in costs and expenses associated with the introduction of new products.

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

We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.

Our articles of incorporation and bylaws require us to indemnify our officers and directors against claims associated with carrying out the duties of their offices. We are also required to advance the costs of certain legal defenses upon the indemnitee undertaking to repay such expenses to the extent it is determined that such person was not entitled to indemnification of such expenses. The SEC has advised that indemnification for liabilities arising under the Securities Act for our officers, directors, or control persons, is against public policy and is therefore unenforceable.

Provisions in our articles of incorporation, our by-laws and Nevada law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our articles of incorporation, our by-laws and Nevada law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

●	the “business combinations” and “control share acquisitions” provisions of Nevada law, to the extent applicable, could discourage attempts to acquire our stockholders stock even on terms above the prevailing market price; and

●	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our securities.

Our articles of incorporation authorize us to issue up to 20,000,000 shares of blank check preferred stock. Any preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. Any preferred stock issued may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of our common stock to current stockholders and could adversely affect the market price, if any, of our common stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of our company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

Risks Related to Our Intellectual Property

If we cannot obtain and maintain appropriate patent and other intellectual property rights protection for our technology, our business will suffer.

The value of our software and services is dependent on our ability to secure and maintain appropriate patent and other intellectual property rights protection. We intend to continue to pursue additional patent protection for our new software and technology. Although we own multiple patents covering some of our technology that have already been issued, we may not be able to obtain additional patents that we apply for, or that any of these patents, once issued, will give us commercially significant protection for our technology, or will be found valid if challenged. Moreover, we have not obtained patent protection for our technology in all foreign countries in which our products might be sold. In any event, the patent laws and enforcement regimes of other countries may differ from those of the United States as to the patentability of our personal display and related technologies and the degree of protection afforded.

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

On March 13, 2026, we received a notification letter from the Listing Qualifications Department of Nasdaq notifying us that, because the closing bid price for our common stock was below $1.00 for the prior 30 consecutive business days, we no longer met the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we had a period of 180 calendar days from March 13, 2026, or until September 9, 2026, to regain compliance with the Minimum Bid Price Requirement. On September 11, 2026 we received a Staff Determination from the Listing Qualifications Department of Nasdaq informing us that Nasdaq’s staff had determined to delist our common stock from Nasdaq pursuant to Nasdaq Marketplace Rule 5550(a)(2). Under the Staff Determination, we have the right to appeal the Staff Determination by requesting a hearing before the Hearings Panel. On September 17, 2026, we timely submitted a request for a Hearing before the Hearings Panel. There can be no assurance that following the Hearing, the Hearings Panel will determine to continue to allow the listing of our common stock on Nasdaq or that we will be able to evidence compliance with the applicable listing criteria within the period of time, if any, that may be granted by the Hearings Panel.

Even if we are granted additional time by the Hearing Panel and regain compliance with the Minimum Bid Price Requirement, we cannot assure that we will not, in the future, fail to comply with Nasdaq’s requirements to maintain the listing of our common stock on Nasdaq, or that we will be able to regain compliance in the event of any such non-compliance. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

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

As a public company, we incur significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company, which we expect to further increase now that we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devotes a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly now that we are no longer an “emerging growth company.”

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our results of operations and financial condition. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, evaluating the effectiveness of our internal controls and disclosing any changes or material weaknesses identified through such evaluation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2026, we determined that we did not have sufficient resources within our finance department to document and account for complex equity instruments. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of June 30, 2026. The material weakness was due to the inadequate design and implementation of controls to the accounting of complex financial instruments.

Management is implementing enhanced internal controls to remediate the material weakness. Specifically, we are evaluating the size and composition of our finance department. We plan to improve this process by involving outside experts and additional internal levels of review. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. If we are not able to comply with the requirements of the Sarbanes-Oxley Act or if we are unable to maintain effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.

General Risks

We are a “smaller reporting company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

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

Our cybersecurity risk management program is led by our Chief Technology Officer, who is principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our detection and response to cybersecurity incidents. Our program includes protocols for preventing, detecting and responding to cybersecurity incidents, and cross-functional coordination, and planning for business continuity and disaster recovery. We rely on our information security management system supported by a set of policies based upon industry frameworks, including the NIST Cybersecurity Framework and NIST SP 800-171. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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

We also have a cybersecurity incident response plan for the cyber incident response team to assess and manage cybersecurity incidents, which includes escalation procedures based on the nature and severity of the incident including, where appropriate, escalation to our board of directors.

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

Our board of directors receives reports from our Chief Technology Officer on cybersecurity matters on as needed basis. These reports can include a range of topics, including our cybersecurity risk profile, the current cybersecurity and emerging threat landscape, the status of ongoing cybersecurity initiatives, incident reports, and the results of internal and external assessments of our information systems. Our board of directors also annually reviews the adequacy and effectiveness of our information and technology security policies and the internal controls regarding information and technology security and cybersecurity, and periodically receives updates.

At the management level, our Chief Technology Officer leads our enterprise-wide cybersecurity program, and is responsible for assessing and managing our materials risks from cybersecurity threats. In performing his role, our Chief Technology Officer is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through the management of, and participation in, the cybersecurity risk management program and other processes described above, including the maintenance and execution of our cyber incident response plan. Our Chief Technology Officer reports to our Chief Executive Officer.

ITEM 2. PROPERTIES

We are based in Ashburn, VA with an office lease expiring April 30, 2027.

We also have an office lease in New York, New York expiring on December 31, 2026, that we do not plan to renew.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with Respect to our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “BTLN” and began trading on such exchange on July 1, 2021.

Holders of Record

As of September 22, 2026, we had 97 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis of the results of operations and financial condition of Brightline Interactive, Inc. and its underlying entities (collectively referred to as “Brightline” or the “Company”) as of and for the fiscal years ended June 30, 2026 and 2025, should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this Report, as well as the other financial information we file with the SEC from time to time. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of factors discussed in “Risk Factors” elsewhere in this Report, and other factors that we may not know. See “Cautionary Statement Regarding Forward-Looking Statements.”

Company Overview

Brightline Interactive, Inc. (“Brightline,” the “Company,” or “BLI”), formerly known as The Glimpse Group, Inc., is a software firm building SpatialCore, an interoperability and operational context platform for Physical AI. Brightline’s operating entities are located in the United States. The Company was incorporated in the State of Nevada in June 2016 under the name The Glimpse Group, Inc.

In June 2026, the Company initiated the transformation from a portfolio of businesses into a focused technology company centered on its Brightline Interactive subsidiary (“BLI Sub”) and SpatialCore, its interoperability infrastructure platform for Physical AI. In connection therewith, the Company commenced divestiture or wind down of all subsidiaries at that time except BLI Sub. This culminated in August 2026 with the merger of all remaining subsidiaries into the parent The Glimpse Group, Inc. (“Glimpse”) and renaming Glimpse to Brightline Interactive, Inc.

Significant Transactions and Recent Developments

Nasdaq Notice and Reverse Stock Split

On March 13, 2026, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for the prior 30 consecutive business days, the Company no longer meets the minimum bid price requirement for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Marketplace rules, the Company had a period of 180 calendar days from March 13, 2026 or until September 9, 2026, to regain compliance with the Minimum Bid Price Requirement.

On September 11, 2026, the Company, received a written notification (the “Staff Determination”) from the Nasdaq informing the Company that Nasdaq’s staff had determined to delist the Company’s common stock from Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2), requiring a minimum bid price of at least $1.00 per share (the “Bid Price Requirement”). The Company did not regain compliance with the Bid Price Requirement by the September 9, 2026 deadline, and Nasdaq subsequently issued the Staff Determination on September 11, 2026. Under the Staff Determination, the Company has the right to appeal the Staff Determination by requesting a hearing before a Nasdaq Hearings Panel (the “Hearings Panel”). On September 17, 2026 the Company timely submitted a request for a hearing (the “Hearing”) before the Hearings Panel. The Hearing request stayed the suspension of the Company’s securities and the filing of a Form 25-NSE with the Securities and Exchange Commission (“SEC”) pending the issuance of a written decision by the Hearings Panel. The Common Stock will remain listed on Nasdaq, pending the outcome of the Hearing. There can be no assurance that following the Hearing, the Hearings Panel will determine to continue to allow the listing of the Common Stock on Nasdaq or that the Company will be able to evidence compliance with the applicable listing criteria within the period of time, if any, that may be granted by the Hearings Panel.

The Staff Determination does not affect the Company’s operations or reporting requirements with the SEC.

In connection with the above, in an effort to regain compliance with the Bid Price Requirement, the Company declared an 1:8 reverse common stock split effective with the opening of public equity markets on September 28, 2026.

The Company and its Board of Directors continue to review other potential measures going forward.

Securities Purchase Agreement (“SPA”)

On September 23, 2026 the Company entered into a $1.25 million SPA, which provides for issuance of a reverse split adjusted amount of 223,214 common shares and a like amount of warrants convertible on a one for one basis into Company common stock. The warrants are immediately exercisable at a reverse split adjusted price of $16.00 per share. The Company anticipates the full gross proceeds to be received by September 30, 2026. This transaction does not change the Company’s status described in the Going Concern section below.

Highlights

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

Summary P&L

Reclassifications

In June 2026, the decision was made by the Company to transform from a portfolio of businesses into a focused technology company centered on BLI Sub and its product SpatialCore, an interoperability infrastructure platform for Physical AI.

Since the Company’s new leadership and Board of Directors assumed responsibility on June 1, 2026, the Company has focused on a series of initiatives intended to simplify the business, accelerate growth and strengthen its position in the emerging Physical AI market. These efforts have included the divestiture of all non-core and underperforming subsidiaries.

Accordingly, results of operations, financial position, and cash flows for all subsidiaries except BLI Sub are reported as discontinued operations for all periods presented. Unless otherwise noted, information below relates to continuing operations.

	For the Years Ended
	June 30,		Change
	2026	2025	$	%
	(in millions)
Revenue	$0.32	$5.27	$(4.95)	-94%
Cost of goods sold	0.13	2.06	(1.93)	-94%
Gross profit	0.19	3.21	(3.02)	-94%
Total operating expenses	15.76	4.62	11.14	241%
Loss from continuing operations before discontinued operations and other income	(15.57)	(1.41)	(14.16)	-1004%

Discontinued operations	(1.21)	(1.33)	0.12	9%
Other income	0.14	0.19	(0.05)	-26%
Net loss	$(16.64)	$(2.55)	$(14.09)	-553%

Revenue

	For the Years Ended
	June 30,		Change
	2026	2025	$	%
	(in millions)
Software services	$0.26	$5.24	$(4.98)	-95%
Royalty income	0.06	0.03	0.03	100%
Total revenue	$0.32	$5.27	$(4.95)	-94%

Total revenue for the year ended June 30, 2026 was approximately $0.32 million compared to approximately $5.27 million for the year ended June 30, 2025, a decrease of approximately 95%. The decrease primarily represents the decrease in DOW related contract revenue driven by ongoing US government budget appropriation delays in fiscal year 2026, and the runoff of certain legacy VR/AR business reported in fiscal 2025.

Customer Concentration

One customer accounted for approximately 78% of the Company’s total revenue for the year ended June 30, 2026. One different customer accounted for approximately 80% of the Company’s total revenue for the year ended June 30, 2025.

Gross Profit

	For the Years Ended
	June 30,		Change
	2026	2025	$	%
	(in millions)
Revenue	$0.32	$5.27	$(4.95)	-94%
Cost of goods sold	0.13	2.06	(1.93)	-94%
Gross profit	0.19	3.21	(3.02)	-94%
Gross profit margin	59%	61%

Gross profit margin was approximately 59% for the year ended June 30, 2026 compared to approximately 61% for the year ended June 30, 2025, a decrease of approximately 2%. This reflects a change in cost structure of DOW projects.

Operating Expenses

	For the Years Ended June 30,		Change
	2026	2025	$	%
	(in millions)
Research and development expenses	$2.33	$1.10	$1.23	112%
General and administrative expenses	2.30	2.02	0.28	14%
Sales and marketing expenses	0.53	1.07	(0.54)	-50%
Amortization of acquisition intangible assets	0.02	0.29	(0.27)	-93%
Goodwill impairment	10.56	-	10.56	100%
Change in fair value of acquisition contingent consideration	0.02	0.14	(0.12)	-86%
Total operating expenses	$15.76	$4.62	$11.14	241%

Operating expenses for the year ended June 30, 2026 were approximately $15.76 million compared to approximately $4.62 million for the year ended June 30, 2025, an increase of approximately 241%. The increase primarily represents goodwill impairment recorded in fiscal year 2026.

 Research and Development

Research and development expenses (primarily representing headcount related costs) for the year ended June 30, 2026 were approximately $2.33 million compared to approximately $1.10 million for the year ended June 30, 2025 an increase of approximately 112%. The increase primarily reflects a lesser proportion of headcount expense being allocated to revenue projects cost of goods sold due to revenue decrease.

General and Administrative

General and administrative expenses (primarily representing headcount and administrative related costs) for the year ended June 30, 2026 were approximately $2.30 million compared to approximately $2.02 million for the year ended June 30, 2025, an increase of approximately 14%. The increase primarily reflects increased investor relations efforts.

Sales and Marketing

Sales and marketing expenses (primarily representing headcount, including incentive based, related costs) for the year ended June 30, 2026 were approximately $0.53 million compared to approximately $1.07 million for the year ended June 30, 2025, a decrease of approximately 50%. The decrease primarily reflects a decrease in revenue related incentive pay.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the year ended June 30, 2026 was approximately $0.02 million compared to approximately $0.29 million for the year ended June 30, 2025, a decrease of approximately 93%. The decrease represents the expiration of the intangible asset useful life.

Goodwill Impairment

Goodwill impairment for the year ended June 30, 2026 was approximately $10.56 million compared to none in the previous year.

The Company’s primary customer is the DOW. U.S. Government funding for new DOW projects is on hold as a result of the U.S. Government shutdown in early 2026, continuing budget resolutions which produced no new funding, and delay in passing of the U.S. Government fiscal year 2026 budget. The budget delay has resulted in the Company no longer being able to invoice its current primary DOW customer for work currently being done, material uncertainty regarding whether the current work will be funded in an ultimate U.S. Government budget passage and limited visibility regarding its ability to secure other future revenue contracts. While revenues may be generated in the future, the current lack of sight into future revenue contracts and the Company’s inability to generate material revenues in the current fiscal year has removed the primary driver of the quantitative discounted cash flow modelling that is utilized in order to determine the Company’s enterprise value. This also makes the qualitative assessment of the Company’s technology challenging to assess. In accordance with our accounting policies, it has been determined that the Company’s enterprise value is negligible from a financial reporting perspective as of June 30, 2026. This results in a total impairment of goodwill of approximately $10.56 million.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the year ended June 30, 2026 was approximately $0.02 million compared to approximately $0.14 million for the year ended June 30, 2025. The decrease reflects the final consideration payment in October 2025 related to the Company’s acquisition of BLI Sub.

Discontinued Operations

	For the Years Ended
	June 30,		Change
	2026	2025	$	%
	(in millions)
Discontinued operations	$(1.21)	$(1.33)	$0.12	9%

As mentioned in the “Reclassifications” portion of this section above, discontinued operations represent the combined financial results of all of the Company’s subsidiaries except BLI Sub.

Discontinued operations loss was approximately $1.21 million for the year ended June 30, 2026 compared to approximately $1.33 million for the previous year, a decrease of approximately 9%. The decrease primarily represents reduced revenue and related gross profit reflecting the wind down of the subsidiaries in fiscal year 2026 partially offset by a gain on the sale of certain subsidiary intellectual property.

Other Income

Other income for the years ended June 30, 2026 and 2025 was approximately $0.14 million and $0.19 million, respectively. This represents interest income and reflects the reduction in cash equivalent balances and changes in short term interest rates.

Net loss

For the year ended June 30, 2026, we incurred a net loss of approximately $16.64 million compared to a net loss of approximately $2.55 million for the year ended June 30, 2025. This was primarily driven by the non-cash goodwill impairment and reduced revenue and related gross profit that occurred in fiscal year 2026.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA loss for the years ended June 30, 2026 and 2025:

	For the Years Ended June 30
	2026	2025
	(in millions)
Net loss from continuing operations	$(15.43)	$(1.22)
Depreciation and amortization	0.05	0.35
EBITDA loss	(15.38)	(0.87)
Stock based expenses	0.74	0.62
Goodwill impairment	10.56	-
Change in fair value of acquisition contingent consideration	0.02	0.14
Adjusted EBITDA loss	$(4.06)	$(0.11)

Adjusted EBITDA loss for the year ended June 30, 2026 was approximately $4.06 million compared to approximately $0.11 million for the comparable 2025 period. The increase in Adjusted EBITDA loss is primarily due to the reduction in revenue and associated gross margin and increased research and development expenses in fiscal year 2026 compared to fiscal 2025.

Going Concern

The Company evaluated whether there are conditions or events that raise doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s evaluation entails analyzing expectations for the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. The Company has incurred recurring losses since its inception, including a net loss of approximately $16.64 million for the year ended June 30, 2026. In addition, as of June 30, 2026, the Company had an accumulated deficit of $82.23 million. Furthermore, the circumstances around the goodwill impairment challenge the Company. The Company’s cash and cash equivalents as of the date of this filing may not be sufficient to fund operations and other commitments for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements. In order to restore the going concern the Company may take actions which could include, but are not limited to equity or debt financings. There is no assurance that these actions will be taken or be successful if pursued. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described.

Liquidity and Capital Resources

	For the Years Ended
	June 30,		Change
	2026	2025	$	%
	(in millions)
Net cash (used in) provided by continuing operating activities	$(3.87)	$0.18	$(4.05)	-2,250%
Net cash used in continuing investing activities	(1.53)	(1.52)	(0.01)	-1%
Net cash provided by financing activities	1.93	6.80	(4.87)	-72%
Net cash used in discontinued operations	(0.22)	(0.47)	0.25	53%
Net increase (decrease) in cash, cash equivalents and restricted cash	(3.69)	4.99	(8.68)	-174%
Cash, cash equivalents and restricted cash, beginning of year	6.84	1.85	4.99	270%
Cash, cash equivalents and restricted cash, end of year	$3.15	$6.84	$(3.69)	-54%

Operating activities

Net cash used in operating activities for the year ended June 30, 2026 was approximately $3.87 million, compared to cash provided of approximately $0.18 million for the year ended June 30, 2025. The decrease is primarily due to the reduction in revenue, and associated gross margin and increased research and development expenses in fiscal year 2026 compared to fiscal 2025.

Investing activities

Net cash used in investing activities for the year ended June 30, 2026 was approximately $1.53 million compared to approximately $1.52 million for the year ended June 30, 2025. For both years this primarily represented contingent consideration payments for the BLI LLC acquisition based on achieved revenue milestones.

Financing activities

Cash flow provided by financing activities during the year ended June 30, 2026 was approximately $1.93 million, compared to approximately $6.80 million for the prior period. 2026 represents the net proceeds of the securities purchase agreement entered into in May 2026. 2025 primarily represents the net proceeds of the securities purchase agreement entered into in December 2024.

Discontinued activities

The 2026 $0.25 million decrease in cash used in discontinued operations compared to 2025 primarily represents gain on the sale of a certain subsidiary intellectual property.

Capital Resources

As of June 30, 2026, the Company had cash and cash equivalents of $3.15 million.

As of June 30, 2026, the Company had no outstanding debt obligations.

As of June 30, 2026, the Company had no issued and outstanding preferred stock.

On September 23, 2026 the Company entered into a SPA and anticipates receiving gross proceeds from the SPA of $1.25 million by September 30, 2026. This transaction does not change the Company’s status described in the Going Concern section above.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates based on assumptions that are believed to be reasonable under the circumstances. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.

An accounting estimate is considered critical if it involves significant subjectivity and judgment, and if changes in the estimate have had or are reasonably likely to have a material effect on our consolidated financial statements. We believe estimates regarding revenue and goodwill are subject to a greater degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. For additional information on these and all of our significant accounting policies, see Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this Report beginning on page F-1 and is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, and as a result of the material weakness described below, our chief executive officer and chief financial officer concluded that, as of June 30, 2026 our disclosure controls and procedures were not effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

- Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

- Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2026 due to the material weakness discussed below.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

The Company’s new management identified a material weakness in the design and operating effectiveness of the Company’s documentation and accounting of complex financial instruments. The Company’s finance department had insufficient technical resources supporting the assessment of the complex technical accounting and review procedures were not performed at a level of precision to prevent or detect a material misstatement on a timely basis in the normal course of the review.

Based on this assessment, management believes that our internal control over financial reporting was not effective as of June 30, 2026.

Remediation Measures

We have identified and begun to implement steps, as further described below, designed to remediate the foregoing material weakness. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

To remediate this material weakness, we are in the process of evaluating and strengthening the finance department surrounding this area.

While the foregoing measures are intended to effectively remediate the material weakness described in this Item 9A, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness or modify the remediation steps described above. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our financial statements are prepared in accordance with GAAP.

Notwithstanding the identified material weakness, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Except for the material weakness noted above, there has been no change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because we are deemed a “non-accelerated filer” and “smaller reporting company” within the definition of Rule 12b-2 of the Exchange Act, as our public float was below the specified thresholds as of December 31, 2025. Accordingly, this Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The information required by this Item 10 is incorporated herein by reference from the statements under the headings “Proposal No. 1 - Election of Class III Directors,” “Executive Officers,” and “Corporate Governance Practices and Policies” contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended June 30, 2026. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference, if necessary, from the information under the heading “Delinquent Section 16(a) Reports” contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended June 30, 2026.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the statements under the headings “Director Compensation,” “Executive Compensation” and “Summary Compensation Table” contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended June 30, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated herein by reference from the statements under the headings “Equity Incentive Plan,” and “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended June 30, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the statements under the headings “Certain Relationships and Related Party Transactions,” and “Board and Committee Independence” contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended June 30, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the statements under the heading “Fees Paid to the Independent Registered Public Accounting Firm” contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended June 30, 2026.

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

(3)	Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Report.

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

3.2	Certificate of Amendment to the Articles of Incorporation, effective August 20, 2026 (incorporate by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2026).

3.3	Certificate of Change to the Articles of Incorporation, effective September 28, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2026).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 23, 2021).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on September 30, 2024).

10.1†	Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021),

10.2†	Employment Agreement dated May 13, 2021 by and between the Company and Lyron Bentovim (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

10.3†	Employment Agreement dated May 13, 2021 by and between the Company and Maydan Rothblum (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

10.4†	Employment Agreement dated May 13, 2021 by and between the Company and David J. Smith (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 14, 2021).

10.5†	Executive Employment Agreement dated August 1, 2022 by and between the Company and Tyler Gates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2022).

10.6†	Bentovim Option Agreement, dated February 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2023).

10.7†	Rothblum Option Agreement, dated February 15, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2023).

10.8†	Smith Option Agreement, dated February 15, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2023).

10.9	Sales Agreement, dated July 11, 2025, between The Glimpse Group, Inc. and WestPark Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2025).

10.10	Second Amendment to Sales Agreement, dated January 2, 2026, between The Glimpse Group, Inc. and WestPark Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

10.11	Form of Securities Purchase Agreement, dated May 14, 2026, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2026).

10.12	Master Purchase Agreement, dated as of June 30, 2026, by and between the Company and Glimpse Learning, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2026).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Amendment No. 3 to the Registration Statement filed with the SEC on June 14, 2021).

16.1	Letter to SEC regarding Change in Certifying Accountant, dated December 21, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on September 30, 2024).

21.1*	List of Subsidiaries.

23.1*	Consent of GreenGrowth CPAs.

23.2*	Consent of Turner, Stone & Company, L.L.P.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

97.1	The Glimpse Group, Inc. Policy Relating to the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on September 30, 2024).

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

*Exhibit filed with this report.

**Exhibit furnished with this report.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTLINE INTERACTIVE, INC.
September 28, 2026
	By:	/s/ Tyler Gates
Tyler Gates
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

September 28, 2026	Tyler Gates	/s/ Tyler Gates
President, Chief Executive Officer and Director (Principal Executive Officer)

September 28, 2026	William Keneally	/s/ William Keneally
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

September 28, 2026	Scott Swift	/s/ Scott Swift
Director and Chair of the Board

September 28, 2026	Brian Archer	/s/ Brian Archer
Director

September 28, 2026	Tamar Elkeles	/s/ Tamar Elkeles
Director

September 28, 2026	Pete Fesler	/s/ Pete Fesler
Director

BRIGHTLINE INTERACTIVE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

BRIGHTLINE INTERACTIVE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Brightline Interactive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Brightline Interactive, Inc. (formerly The Glimpse Group, Inc.) (the Company) as of June 30, 2026, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended June 30, 2025, before the adjustments described in Note 5 to retrospectively reflect the discontinued operations presentation, were audited by other auditors whose report dated September 29, 2025, except for Note 16, as to which date is September 28, 2026, expressed an unqualified opinion on those financial statements.

Emphasis of Matter

As discussed in Note 3 and Note 16 to the consolidated financial statements, the Company effected a 1-for-8 reverse stock split of its issued and outstanding common stock on September 28, 2026. Accordingly, all share and per-share amounts in the accompanying consolidated financial statements and notes have been retroactively adjusted for all periods presented to reflect the reverse stock split. Our opinion is not modified with respect to this matter.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Audit of Adjustments to the 2025 Consolidated Financial Statements

We also have audited the adjustments described in Note 5 that were applied to the 2025 consolidated financial statements to retrospectively reflect the presentation of all subsidiaries except BLI sub as discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2025 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2025 consolidated financial statements taken as a whole.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

I) Revenue Recognition

As described in Note 4 to the consolidated financial statements, the Company recognizes revenue when it satisfies its performance obligations under contracts with customers, either at a point in time or over time, in accordance with ASC 606. Total revenues for the year ended were $3,659,216, which includes revenue from discontinued operations as disclosed in Note 5. The Company’s revenue streams include recurring revenue from licenses, recurring services, revenue from projects and royalties. For licenses, revenue is recognized at the commencement of the license term, with renewals treated as separate performance obligations recognized no earlier than the beginning of each renewal period, based on management’s assessment that the license grants the customer a right to use the intellectual property as it exists at a point in time. Recurring services revenue is recognized over time, and revenue from projects is recognized at the point in time control transfers to the customer.

We identified the evaluation of revenue recognition, including the identification and classification of distinct performance obligations across the Company’s license, recurring services, and project revenue streams, and the determination of the appropriate timing of revenue recognition for each, as a critical audit matter. Auditing this area required especially subjective and complex auditor judgment because (i) determining whether a license, service, or project constitutes one or more distinct performance obligations requires judgement, (ii) evaluating management’s assessment of the point in time at which control transfers to the customer for project revenue involved judgment based on contractual terms and delivery/acceptance evidence that varies by contract, and (iii) determining the appropriate transaction price allocation across performance obligations required evaluation of management’s assumptions.

Our audit procedures related to revenue recognition included the following, among others:

●	We obtained an understanding of and evaluated the design of controls over management’s process for identifying performance obligations, determining transaction price, allocating transaction price, and determining the timing of revenue recognition.

●	For a sample of revenue transactions across each material revenue stream (license, recurring services, and projects), we tested management’s application of the five-step revenue recognition model by obtaining and inspecting the underlying statement of work (SoW), customer invoice, evidence of collection, and delivery/acceptance confirmation, and evaluated whether revenue was recognized in the appropriate period and at the appropriate amount based on the terms of each arrangement.

●	For a sample of licenses that were related to renewals, as delivery confirmation for the new performance obligation was not available, we sent confirmations to customers to verify that the service was provided in the correct period.

●	We evaluated the consistency of management’s classification of contracts as licenses, recurring services, or projects with the substance of the underlying agreements and the Company’s accounting policy.

●	We tested the mathematical accuracy of the allocation of transaction price to performance obligations for contracts with multiple performance obligations.

●	We evaluated the Company’s disclosures related to revenue recognition, including disaggregation of revenue, for consistency with the requirements of ASC 606 and with the evidence obtained during our procedures.

II) Discontinued Operations

As described in Note 5 to the financial statements, the Company divested/wound down certain subsidiaries during the year as part of a strategic business shift. Management evaluated this transaction under ASC 205-20 and determined that it met the criteria for presentation as discontinued operations. As of and for the year ended June 30, 2026, current assets of discontinued operations were $984,159, non-current assets of discontinued operations were $367,138, other current liabilities of discontinued operations were $529,020, long-term liabilities of discontinued operations were $4,704, and loss from discontinued operations was $1,208,953.

We identified management’s evaluation of the divestiture/wind-down of the subsidiaries as meeting the criteria for discontinued operations presentation under ASC 205-20, and the allocation of consolidated balance sheet and results of operations amounts to discontinued operations, as a critical audit matter. Auditing this matter involved especially subjective and complex auditor judgment because (i) evaluating whether the divestiture/wind-down represented a strategic shift that will have a major effect on the Company’s operations and financial results, as required by ASC 205-20-45-1B, required judgment regarding the significance and nature of the change to the Company’s operations, and (ii) evaluating the allocation of consolidated balances and results to the discontinued components required judgment, particularly with respect to the manual reclassification of overhead expenses from corporate to the individual subsidiaries, which involved subjective determinations as to which costs were directly attributable to the discontinued components versus costs that should remain within continuing operations.

Our audit procedures related to discontinued operations included the following, among others:

●	We obtained and evaluated management’s technical accounting memorandum documenting its assessment of the divestiture/wind-down against the criteria of ASC 205-20, including corroborating evidence such as Board meetings resolving the change in the business direction, shutdown of S5D and Glimpse Learning LLC sale and divestiture agreement.

●	We evaluated whether management’s conclusion that the transaction represented a strategic shift with a major effect on the Company’s operations and financial results was consistent with the nature and significance of the subsidiaries divested/wound down relative to the Company as a whole.

●	We obtained the underlying general ledger records supporting the allocation of assets, liabilities, and results of operations to discontinued operations, and independently recalculated the amounts allocated to each subsidiary, agreeing the recalculated totals to the amounts presented as discontinued operations in the financial statements.

●	We tested, the manual reclassifications of overhead expenses from corporate to the individual subsidiaries, evaluating the reasonableness of the basis used by management for the allocation.

●	We evaluated the Company’s disclosures related to discontinued operations for consistency with the requirements of ASC 205-20 and with the evidence obtained during our procedures.

September 28, 2026

/s/ GreenGrowth CPAs

GreenGrowth CPAs

We have served as the Company’s auditor since 2026.

Los Angeles, California

PCAOB ID Number 6580

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brightline Interactive, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the discontinued operations described in Notes 4 and 5, the accompanying consolidated balance sheet of Brightline Interactive, Inc. (formerly, The Glimpse Group, Inc.) (the “Company”) as of June 30, 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the discontinued operations described in Notes 4 and 5, present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the discontinued operations described in Note 4 and Note 5 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by GreenGrowth CPAs.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses since its inception and the Company’s current assets may not be sufficient to fund operations and other commitments for at least the next twelve months from the date of issuance of these financial statements. Management’s plan regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Turner, Stone & Company, L.L.P.

Turner, Stone & Company, L.L.P.
We served as the Company’s auditor from 2023 to 2025.
Dallas, Texas
September 29, 2025, except for the effect of the reverse stock split described in Notes 3 and 16, as to which the date is September 28, 2026

BRIGHTLINE INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2026	2025
ASSETS
Cash and cash equivalents	$3,147,333	$6,832,725
Accounts receivable	57,503	-
Deferred costs	-	42,153
Notes receivable	-	160,600
Prepaid expenses and other current assets	209,375	153,020
Other current assets of discontinued operations	100,917	984,159
Total current assets	3,515,128	8,172,657

Equipment, net	36,226	39,821
Right-of-use assets, net	119,891	107,303
Intangible assets, net	-	24,447
Goodwill	-	10,557,600
Other assets	10,100	10,100
Assets of discontinued operations	5,557	367,138
Total assets	$3,686,902	$19,279,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$38,480	$43,044
Accrued liabilities	183,871	166,184
Due to related party	200,000	-
Deferred revenue	6,961	-
Lease liabilities, current portion	119,892	116,641
Contingent consideration for acquisitions	-	1,483,583
Other current liabilities of discontinued operations	231,576	529,020
Total current liabilities	780,780	2,338,472

Long term liabilities
Liabilities of discontinued operations	-	4,704
Total liabilities	780,780	2,343,176
Commitments and contingencies
Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 37,500,000 shares authorized; 2,712,351 and 2,631,938 issued and outstanding, respectively	2,712	2,632
Additional paid-in capital	85,130,320	82,525,182
Accumulated deficit	(82,226,910)	(65,591,924)
Total stockholders’ equity	2,906,122	16,935,890
Total liabilities and stockholders’ equity	$3,686,902	$19,279,066

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTLINE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2026	2025
Revenue
Software services	$255,726	$5,237,444
Software license/software as a service	-	1,542
Royalty income	67,253	27,700
Total revenue	322,979	5,266,686
Cost of goods sold	137,609	2,055,329
Gross profit	185,370	3,211,357

Operating expenses:
Research and development expenses	2,328,966	1,104,004
General and administrative expenses	2,300,930	2,020,146
Sales and marketing expenses	527,100	1,066,831
Amortization of acquisition intangible assets	24,445	293,333
Goodwill impairment	10,557,600	-
Change in fair value of acquisition contingent consideration	16,417	138,126
Total operating expenses	15,755,458	4,622,440
Loss from continuing operations before discontinued operations and other income	(15,570,088)	(1,411,083)

Loss from discontinued operations	(1,208,953)	(1,331,251)

Other income:
Interest income	144,055	189,683
Net loss	$(16,634,986)	$(2,552,651)

Basic and diluted net loss per share	$(6.33)	$(1.04)

Weighted-average common shares used to compute basic and diluted net loss per share	2,643,559	2,454,171

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTLINE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended June 30, 2026 AND 2025

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of July 1, 2024	2,269,777	$2,269	$74,575,489	$(63,039,273)	$11,538,485
Common stock and stock option-based compensation expense	4,625	5	754,749	-	754,754
Common stock issued to vendors	312	-	4,601	-	4,601
Stock option-based board of directors expense	-	-	229,389	-	229,389
Common stock issued for exercise of options	974	1	(1)	-	-
Common stock issued in Securities Purchase Agreement, net	248,750	249	6,785,303	-	6,785,552
Common stock issued for exercise of warrants	107,500	108	175,652	-	175,760
Net loss	-	-	-	(2,552,651)	(2,552,651)
Balance as of June 30, 2025	2,631,938	2,632	82,525,182	(65,591,924)	16,935,890
Common stock and stock option-based compensation expense	2,625	3	546,946	-	546,949
Stock option-based board of directors expense	-	-	290,458	-	290,458
Common stock and warrants issued in Securities Purchase Agreement, net	77,788	77	1,767,734	-	1,767,811
Net loss	-	-	-	(16,634,986)	(16,634,986)
Balance as of June 30, 2026	2,712,351	$2,712	$85,130,320	$(82,226,910)	$2,906,122

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTLINE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(16,634,986)	$(2,552,651)
Less: Net loss from discontinued operations	(1,208,953)	(1,331,251)
Net loss from continuing operations	(15,426,033)	(1,221,400)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	52,810	354,750
Stock option based compensation for employees and board of directors	740,709	622,063
Acquisition contingent consideration fair value adjustment	16,417	138,126
Goodwill impairment	10,557,600	-
Adjustment to operating lease right-of-use assets and liabilities	901	34,469

Changes in operating assets and liabilities:
Accounts receivable	(57,503)	130,160
Deferred costs	42,153	62,551
Prepaid expenses and other current assets	(56,355)	11,871
Other assets	-	(11,364)
Accounts payable	(4,564)	(66,159)
Accrued liabilities	257,687	130,325
Deferred revenue	6,961	(1,034)
Net cash (used in) provided by operating activities from continuing operations	(3,869,217)	184,358
Net cash used in operating activities from discontinued operations	(419,813)	(458,132)
Net cash used in operating activities	(4,289,030)	(273,774)

Cash flow from investing activities:
Purchase of equipment	(24,773)	(21,672)
Payment of contingent consideration for acquisition	(1,500,000)	(1,500,000)
Cash used in investing activities from continuing operations	(1,524,773)	(1,521,672)
Cash provided (used) by investing activities from discontinued operations	200,000	(20,836)
Net cash used in investing activities	(1,324,773)	(1,542,508)

Cash flows provided by financing activities:
Notes receivable repayments (issuance), net	160,600	(160,600)
Proceeds from securities purchase agreement, net	1,767,811	6,785,552
Proceeds from exercise of warrants	-	175,760
Net cash provided by financing activities	1,928,411	6,800,712

Net change in cash and cash equivalents	(3,685,392)	4,984,430
Cash and cash equivalents - continuing operations, beginning of period	6,832,725	1,797,080
Cash and cash equivalents - discontinued operations, beginning of period	-	51,215
Cash and cash equivalents, beginning of period	6,832,725	1,848,295
Cash and cash equivalents, end of period	$3,147,333	$6,832,725

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTLINE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Brightline Interactive, Inc. (“BLI,” the “Company,” or “Brightline”), formerly The Glimpse Group, Inc., is a software firm building SpatialCore, an interoperability and operational context platform for Physical AI. BLI’s operating entities are located in the United States. The Company was incorporated in the State of Nevada in June 2016 under the name The Glimpse Group, Inc.

In June 2026, the Company initiated the transformation from a portfolio of businesses into a focused technology company centered on its Brightline Interactive (“BLI Sub”) subsidiary and SpatialCore, its interoperability infrastructure platform for Physical AI. In connection therewith, the Company commenced divestiture or wind down of all subsidiaries at that time except BLI Sub. This culminated in August 2026 with the merger of all remaining subsidiaries into the parent The Glimpse Group, Inc. (“Glimpse”) and renaming Glimpse to Brightline Interactive, Inc. See Note 16.

The Company is listed on the Nasdaq Capital Market Exchange (“Nasdaq”) under the ticker BTLN (as of August 19, 2026, prior ticker was GGRP).

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

The Company has incurred recurring losses since its inception, including a net loss of approximately $16.63 million for the year ended June 30, 2026. In addition, as of June 30, 2026, the Company had an accumulated deficit of approximately $82.23 million. The Company’s cash and cash equivalents as of June 30, 2026 may not be sufficient to fund operations and other commitments for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

In order to restore the going concern the Company may take actions which could include, but are not limited to, equity or debt financings. There is no assurance that these actions will be taken or be successful if pursued.

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

NOTE 3. NASDAQ LISTING NOTIFICATION AND REVERSE STOCK SPLIT

On March 13, 2026, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for the prior 30 consecutive business days, the Company no longer meets the minimum bid price requirement for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Marketplace rules, the Company has a period of 180 calendar days from March 13, 2026 or until September 9, 2026, to regain compliance with the Minimum Bid Price Requirement.

On September 11, 2026, the Company, received a written notification (the “Staff Determination”) from the Nasdaq informing the Company that Nasdaq’s staff had determined to delist the Company’s common stock from Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2), requiring a minimum bid price of at least $1.00 per share (the “Bid Price Requirement”). The Company did not regain compliance with the Bid Price Requirement by the September 9, 2026 deadline, and Nasdaq subsequently issued the Staff Determination on September 11, 2026. Under the Staff Determination, the Company has the right to appeal the Staff Determination by requesting a hearing before a Nasdaq Hearings Panel (the “Hearings Panel”). On September 17, 2026, the Company timely submitted a request for a hearing (the “Hearing”) before the Hearings Panel. The Hearing request stayed the suspension of the Company’s securities and the filing of a Form 25-NSE with the Securities and Exchange Commission (“SEC”) pending the issuance of a written decision by the Hearings Panel. The Common Stock will remain listed on Nasdaq, pending the outcome of the Hearing. There can be no assurance that following the Hearing, the Hearings Panel will determine to continue to allow the listing of the Common Stock on Nasdaq or that the Company will be able to evidence compliance with the applicable listing criteria within the period of time, if any, that may be granted by the Hearings Panel.

The Staff Determination does not affect the Company’s operations or reporting requirements with the SEC.

In connection with the above, in an effort to regain compliance with the Bid Price Requirement, the Company declared an 1:8 reverse common stock split effective with the opening of public equity markets on September 28, 2026 (see Note 16). All information throughout these consolidated financial statements related to the Company’s common stock has been retroactively revised to reflect the reverse stock split.

The Company and its Board of Directors continue to review other potential measures going forward.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the balances of Brightline and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparation of the consolidated financial statements in accordance with GAAP, the Company makes certain estimates and assumptions in determining the amounts reflected in the financial statements and the related notes. Actual results could differ from those estimates.

Discontinued Operations and Reclassifications

In June 2026, the decision was made by the Company to transform from a portfolio of businesses into a focused technology company centered on its BLI Sub and its product SpatialCore, an interoperability infrastructure platform for Physical AI.

Since the Company’s new leadership and Board of Directors assumed responsibility on June 1, 2026, the Company has focused on a series of initiatives intended to simplify the business, accelerate growth and strengthen its position in the emerging Physical AI market. These efforts have included the divestiture of all non-core and underperforming subsidiaries.

As further detailed in Note 5, the Company determined that the divestiture/wind down of subsidiaries pursuant to the efforts above met the criteria for presentation as discontinued operations as it represented a strategic shift that had a major impact on the Company’s operations and financial results.

Accordingly, results of operations, financial position, and cash flows for all subsidiaries except BLI Sub are reported as discontinued operations on the consolidated statement of operations and assets/liabilities of discontinued operations on the consolidated balance sheets for all periods presented.

Unless otherwise noted, information throughout these consolidated financial statements relates to continuing operations.

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

Lease Obligations

Our operating leases are primarily comprised of administrative office space. We determine if an arrangement is a lease at inception and most of our leases contain fixed components. Our lease agreements may contain variable costs and such variable lease costs are expensed as incurred on the consolidated statements of operations.

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

Revenue Recognition

Nature of Revenues

The Company primarily reports its revenues in two categories:

●	Software Services: Spatial Computing projects, solutions and consulting services.
●	Royalty Income: royalty income earned pursuant to specific agreements.

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

Disaggregation of Revenue

The Company generated revenue by delivering: (i) Software Services, consisting primarily of Spatial Computing projects, solutions and consulting services, and (ii) Royalty income. The Company generates its revenues primarily from customers in the United States.

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

For contracts recognized over time, deferred revenue includes billings invoiced for software projects for which the contract’s performance obligations are not complete.

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

The timing of revenue recognition for the years ended June 30, 2026 and 2025 was as follows:

	For the Years Ended
	June 30,
	2026	2025
Products and services transferred at a point in time	$75,025	$5,264,282
Products and services transferred/recognized over time	247,954	2,404
Total revenue	$322,979	$5,266,686

Customer Concentration

One customer accounted for approximately 78% of the Company’s total revenue for the year ended June 30, 2026. One different customer accounted for approximately 80% of the Company’s total revenue for the year ended June 30, 2025.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest for the years ended June 30, 2026 and 2025. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Warrants

The Company accounts for warrants issued in connection with equity financings as either equity-classified or liability-classified instruments based on an assessment of the specific terms of each warrant and applicable authoritative guidance in ASC 480 and ASC 815-40. The assessment considers whether the warrants are freestanding financial instruments under ASC 480, whether they meet the definition of a liability under ASC 480, and whether they meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own common stock and whether the holders could potentially require net cash settlement in circumstances outside the Company’s control. This assessment is performed at issuance and as of each subsequent reporting date while the warrants remain outstanding. Equity-classified warrants are recorded within additional paid-in capital at their issuance-date relative fair value and are not subsequently remeasured. When an equity-classified warrant containing a down-round feature is triggered, the Company measures the value of the effect of that feature and recognizes it as a deemed dividend and a reduction of income available to common stockholders in basic earnings per share.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of potentially dilutive shares of common stock outstanding during the period using the treasury stock method. Potentially dilutive common shares include the issuance of potential shares of common stock for outstanding stock options and warrants.

Recent Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes – Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company adopted this standard update effective July 1, 2025 using a prospective approach and included the required disclosures in Note 13. This standard update did not affect the Company’s operating results.

Recent Accounting Pronouncements Not Yet Adopted

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

NOTE 5. DIVESTITURES, BUSINESS WIND DOWNS, DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS

In June 2026, the decision was made by the Company to transform from a portfolio of businesses into a focused technology company centered on its Brightline subsidiary and its SpatialCore product, an interoperability infrastructure platform for Physical AI.

Since the Company’s new leadership and Board of Directors assumed responsibility on June 1, 2026, the Company has focused on a series of initiatives intended to simplify the business, accelerate growth and strengthen its position in the emerging Physical AI market. These efforts have included the divestiture of all non-core and underperforming subsidiaries.

Accordingly, all subsidiaries except BLI Sub are reported as discontinued operations on the consolidated statement of operations and assets/liabilities of discontinued operations on the consolidated balance sheets for all periods presented.

Divestiture

Glimpse Learning, LLC (“Learning”)

In June 2026, the company sold its Learning subsidiary to a newly formed entity which is majority owned by the former chief executive of the Company (see Note 14). The Company received a 19.99% equity interest in the new entity and potential future royalty payments commencing in July 2027. The Company also paid the new entity a $200,000 working capital adjustment in July 2026, which represented the remaining term of software license customer support payments the Company had received as of June 30, 2026, in return for new entity assuming the obligation to satisfy these support commitments. This is reported as due to related party on the consolidated balance sheet as of June 30, 2026.

Learning has historically incurred losses, and the Company believes this trend will continue with the new entity, particularly considering the challenges to the future viability of the Virtual Reality/Augmented Related industry. In addition, this situation makes the likelihood of receiving more than de minimis royalties in the future remote. Accordingly, the Company considers the non-controlling equity interest to have no value and has recorded no contingent consideration to be received resulting in no gain, or loss, on the Learning divestiture.

Prior to the Learning divestiture and the Company’s refocus to SpatialCore, it was determined that the goodwill of Learning was impaired based on historical operating losses and lack of visibility to future profitable operations. A total goodwill impairment of $300,000 was recorded in the year ended June 30, 2026 and is included in the loss from discontinued operations on the consolidated statement of operations

Learning’s results of operations are reported in loss from discontinued operations on the consolidated statement of operations and its assets and liabilities are reports as assets or liabilities of discontinued operations on the consolidated balance sheet.

Divestiture and Business Wind Down

Glimpse Lenses, LLC (“Lenses”)

In October 2024, a significant portion of Lenses (known as QReal, LLC (“QReal”) at that time) was divested, including its Tukish subsidiary, in a management buyout by the then General Manager of QReal.

The assets, as defined in the divestiture agreement, of QReal/Glimpse Turkey, were sold in return for a $1.56 million senior secured convertible note (the “Note”) from the purchasing (“New”) entity and a 10% equity stake in New entity. Principal payback of the note is tied directly to revenue collected by New entity (separate from the Milestone – see below). The Company has fully reserved against the Note as collectability was considered remote at the time and there have been no note payments to date. The Company recorded a loss on this divestiture of approximately $0.16 million in the year ended June 30, 2025.

The Company retained the revenues from QReal’s largest customer in full, until such time that the Company had collected and retained $1.35 million net cash in the aggregate, after taking into account all related operating expenses and fees (the “Milestone”). The Milestone was never fully achieved and QReal’s major customer terminated their revenue agreement in March 2026. This customer termination led to the wind down of the Lenses subsidiary during the year ended June 30, 2026.

Lenses’ results of operations (including loss on QReal divestiture) are reported in loss from discontinued operations on the consolidated statement of operations and its assets and liabilities are reports as assets or liabilities of discontinued operations on the consolidated balance sheet.

Business Wind Down

Sector 5 Digital, LLC (“S5D”)

As part of the Company’s refocus on SpatialCore, S5D was identified as a non-core and underperforming subsidiary. During the year ended June 30, 2026, all S5D customer were informed of the decision to wind down the business and all employees were terminated.

During the year ended June 30, 2026, the Company sold certain assets of S5D and recorded a gain on sale of $0.24 million.

S5D’s results of operations (including gain on sale of certain assets) are reported in loss from discontinued operations on the consolidated statement of operations and its assets and liabilities are reports as assets or liabilities of discontinued operations on the consolidated balance sheet.

Summary

Following are the details of the aforementioned subsidiaries divestiture/wind downs reported as assets/liabilities of discontinued operations on the consolidated balance sheets as of June 30, 2026 and 2025.

	As of June 30, 2026
	Lenses	S5D	Total

ASSETS
Accounts receivable	$7,350	$61,191	$68,541
Deferred costs	-	23,754	23,754
Prepaid expenses and other current assets	-	8,622	8,622
Current assets of discontinued operations	$7,350	$93,567	$100,917

Right-of-use assets, net	$-	$4,557	$4,557
Other assets	-	1,000	1,000
Non-current assets of discontinued operations	$-	$5,557	$5,557

LIABILITIES
Accounts payable	$87	$15,117	$15,204
Accrued liabilities	28,331	27,837	56,168
Deferred revenue	-	155,500	155,500
Lease liabilities, current portion	-	4,704	4,704
Other current liabilities of discontinued operations	$28,418	$203,158	$231,576

	As of June 30, 2025
	Learning	Lenses	S5D	Total

ASSETS
Accounts receivable	$237,102	$385,010	$218,439	$840,551
Deferred costs	(270)	7,088	-	6,818
Prepaid expenses and other current assets	61,493	376	74,921	136,790
Current assets of discontinued operations	$298,325	$392,474	$293,360	$984,159

Equipment and leasehold improvements, net	$-	$-	$15,077	$15,077
Right-of-use assets, net	-	-	14,791	14,791
Intangible assets, net	36,270	-	-	36,270
Goodwill	300,000	-	-	300,000
Other assets	-	-	1,000	1,000
Non-current assets of discontinued operations	$336,270	$-	$30,868	$367,138
LIABILITIES
Accounts payable	$30,940	$115,970	$38,417	$185,327
Accrued liabilities	11,066	214,129	55,517	280,712
Deferred revenue	-	7,875	44,701	52,576
Lease liabilities, current portion	-	-	10,405	10,405
Other current liabilities of discontinued operations	$42,006	$337,974	$149,040	$529,020

Long term liabilities
Lease liabilities, net of current portion	$-	$-	$4,704	$4,704
Long term liabilities of discontinued operations	$-	$-	$4,704	$4,704

Following are the details of the aforementioned subsidiaries divestiture/wind downs reported as discontinued operations on the consolidated statements of operations for the years ended June 30, 2026 and 2025.

	For the Years ended June 30 2026
	Learning	Lenses	S5D	Total

Total revenue	$1,035,352	$951,689	$1,349,196	$3,336,237
Cost of goods sold	291,171	159,498	482,909	933,578
Gross profit	744,181	792,191	866,287	2,402,659

Operating expenses (including allocated corporate overhead):
Research and development expenses	633,492	692,482	546,475	1,872,449
General and administrative expenses (net of (gain) on sale of business)	301,584	252,198	310,267	864,049
Sales and marketing expenses	292,388	95,860	150,595	538,843
Amortization of acquisition intangible assets	36,271	-	-	36,271
Goodwill impairment	300,000	-	-	300,000
Total operating expenses	1,563,735	1,040,540	1,007,337	3,611,612

Loss from discontinued operations	$(819,554)	$(248,349)	$(141,050)	$(1,208,953)

	For the Years ended June 30, 2025
	Learning	Lenses	S5D	Total

Total revenue	$1,115,464	$2,337,044	$1,808,731	$5,261,239
Cost of goods sold	178,461	405,665	768,490	1,352,616
Gross profit	937,003	1,931,379	1,040,241	3,908,623

Operating expenses (including allocated corporate overhead):
Research and development expenses	676,751	987,593	726,383	2,390,727
General and administrative expenses (net of loss on sale of business)	375,774	684,550	555,796	1,616,120
Sales and marketing expenses	538,223	370,656	226,045	1,134,924
Amortization of acquisition intangible assets	133,817	-	-	133,817
Change in fair value of acquisition contingent consideration	(35,714)	-	-	(35,714)
Total operating expenses	1,688,851	2,042,799	1,508,224	5,239,874

Loss from discontinued operations	$(751,848)	$(111,420)	$(467,983)	$(1,331,251)

NOTE 6. GOODWILL IMPAIRMENT

During the year ended June 30, 2026 (specifically during the three months ended March 31, 2026) there occurred a triggering event that gave rise to assess the carrying value of the BLI Sub RU goodwill balance.

The BLI Sub reporting unit (“BRU”) product customer is principally the U.S. Department of War (“DOW”). U.S. Government funding for new DOW projects that BRU was anticipating was put on hold as a result of: 1) the U.S. Government shutdown in January 2026, 2) the Continuing Budget Resolution in February 2026 which produced no new funding, and 3) delay in passing of the U.S. Government fiscal year 2026 budget.

The budget delay above resulted in BRU no longer being able to invoice its current primary DOW customer for work currently being done, material uncertainty regarding whether the current work will be funded in an ultimate U.S. Government budget passage and limited visibility regarding its ability to secure other future revenue contracts.

While revenues may be generated in the future, if the U.S. Government fiscal year 2026 budget or subsequent years budgets are approved or when the project is included in an approved budget in subsequent years, the current lack of sight into future revenue contracts and the Company’s inability to generate material revenues in the current fiscal year has removed the primary driver of the quantitative DCF modelling that is utilized in order to determine the enterprise value of BRU. This also makes the qualitative assessment of BRU’s technology challenging to assess. In accordance with our accounting policies (see Note 4), it was determined that BRU enterprise value is negligible from a financial reporting perspective. This resulted in a total goodwill impairment to the BRU, and the Company recorded a goodwill impairment expense of approximately $10.56 million in the consolidated statement of operations for the year ended June 30, 2026.

NOTE 7. SEGMENT AND RELATED INFORMATION

The Company has one reportable segment managed on a consolidated basis: immersive technology software development and commercialization. The Company derives revenue primarily in the United States and manages all business activities on a consolidated basis. The services are deployed to customers in a similar manner.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer who reviews financial information presented on a consolidated basis to allocate resources, evaluate performance and make overall operating decisions. The measure of segment profit or loss that is most consistent with the consolidated financial statements is net cash used in operating activities. The accounting policies of our single reportable segment are the same as those for the consolidated financial statements. The level of disaggregation and amounts of significant revenue and cash expenses that are regularly provided to the CODM are the same as presented in the consolidated statement of operations. Likewise, the measure of segment assets is reported on the consolidated balance sheets as total assets.

The table below is a summary of segment operating expenses from continuing operations.

	For the Years ended June 30,
	2026	2025

Personnel related	$3,044,580	$2,589,768
Stock based compensation	740,709	622,063
Professional fees	536,067	244,503
Software/IT services	347,888	351,089
Goodwill impairment	10,557,600	-
Equity market listing and investor relations	248,686	127,769
Amortization of acquisition in tangible assets	24,445	293,333
Change in fair value of acquisition contingent consideration	16,417	138,126
Other expenses	239,066	255,789

Total operating expenses from continuing operations	$15,755,458	$4,622,440

Other expenses include facilities costs and other individually insignificant costs.

NOTE 8. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of June 30, 2026 and, 2025, the Company’s cash and cash equivalents were as follows:

	As of June 30, 2026
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$81,504	$-		$81,504
Level 1:
Money market funds	3,065,829	-	$3,065,829	3,065,829
Total cash and cash equivalents	$3,147,333	$-	$3,065,829	$3,147,333

	As of June 30, 2025
	Cost	Unrealized Gain (Loss)	Fair Value	Cash and Cash Equivalents
Cash	$130,288	$-		$130,288
Level 1:
Money market funds	6,702,437	-	$6,702,437	6,702,437
Total cash and cash equivalents	$6,832,725	$-	$6,702,437	$6,832,725

Contingent Consideration

Contingent consideration was valued at the time of the BLI Sub acquisition using unobservable inputs and included using a Monte Carlo simulation model, which model incorporated revenue volatility, internal rate of return, and a risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance, at times, of a third-party valuation specialist.

There is no contingent consideration as of June 30, 2026.

In July 2025 the Company finalized the contingent consideration related to the acquisition of BLI Sub which resulted in a final contingent consideration cash payout of $1.50 million in October 2025. $0.75 million of this payment was made to the current chief executive officer (effective June 1, 2026) of the Company and his immediate family. See Note 14.

The change in fair value of contingent consideration for BLI Sub for the year ended June 30, 2026 was a non-cash expense of approximately $0.02 million included as change in fair value of acquisition contingent consideration in the consolidated statement of operations. This reflects the change in the time value of money related to the present value of anticipated payment.

As of June 30, 2025, the Company’s contingent consideration liability balance was as follows:

	As of June 30, 2025
	Contingent Consideration at Purchase Date	Cumulative Consideration Paid	Cumulative Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration – BLI LLC	$7,324,900	$(2,997,894)	$(2,843,423)	$1,483,583	$1,483,583
Contingent consideration - XRT	-	(499,288)	499,288	-	-
Total contingent consideration	$7,324,900	$(2,997,894)	$(2,843,423)	$1,483,583	$1,483,583

Actual BLI Sub revenue through June 30, 2025 resulted in additional gross consideration of $1.50 million over the remainder of the contingent consideration payout period ending on July 31, 2025, payable in cash. Actual BLI Sub revenue through July 31, 2025 did not trigger additional consideration. Accordingly, contingent consideration remaining for the BLI Sub acquisition as of June 30, 2025 is calculated at the present value of the remaining $1.50 million cash discounted at risk-free interest rates from the estimated payment date.

The change in fair value of contingent consideration for BLI Sub for the year ended June 30, 2025 was a non-cash expense of approximately $0.14 million included as change in fair value of acquisition contingent consideration in the consolidated statement of operations. This reflects the change in the time value of money related to the present value of anticipated payments.

The change in fair value of contingent consideration for XR Terra, LLC (“XRT”, ultimately part of Learning) for the year ended June 30, 2025 was a non-cash gain of approximately $0.03 million included in loss on discontinued operations in the consolidated statement of operations. This reflects the reversal of the estimated final consideration payment related to the acquisition of XRT. The contingent consideration payout period ended September 2024.

NOTE 9. NOTES RECEIVABLE

In connection with the QReal divestiture (see Note 5), the Company made personal loans to the majority owner of the purchasing entity to assist in startup funding of said entity. These loans were personally guaranteed by said majority owner. The loans were fully repaid during the year ended June 30, 2026. The outstanding balance on the loans is recorded as of June 30, 2025 in the consolidated balance sheets as notes receivable.

NOTE 10. DEFERRED COSTS AND DEFERRED REVENUE

As of June 30, 2026 and, 2025, deferred costs totaling $0 and $42,153, respectively, consist of costs deferred under contracts not completed and recognized at a point in time. As of June 30, 2026 and 2025, deferred revenue, totaling $6,961 and $0, respectively, consists of revenue deferred under contracts not completed and recognized at a point in time.

The following table shows the net activity of deferred cost and deferred revenue for the years ended June 30, 2026 and 2025:

	As of and for the Years ended June 30,
	2026	2025

Deferred costs - beginning of period	$42,153	$104,704
Deferred cost recognized as cost of goods sold / expense during period	(42,153)	(88,568)
Costs incurred and not yet recognized as cost of goods sold	-	26,017
Deferred cost - end of period	$-	$42,153

Deferred revenue - beginning of period	$-	$-
Payments received and not yet recognized as revenue	6,961	-
Deferred revenue - end of period	$6,961	$-

NOTE 11. EQUITY

Common Stock Issued

Securities Purchase Agreements (“SPA”)

SPA 2026

In May 2026, the Company completed a SPA with certain existing institutional and individual investors selling 77,788 shares of common stock at $4.40 per share and prefunded warrants to purchase up to 341,530 shares of common stock at $4.39 per warrant (which is convertible to one share of common stock on a one for one basis).

Included with this SPA, the Company issued common stock warrants to purchase up to 524,148 shares of common stock at $4.39 per warrant, convertible to common stock on a one for one basis. The relative fair value of the warrants issued in connection with this SPA is $1,609,692, which is included in additional paid-in capital.

The Company realized total net proceeds (after professional fees) of $1.77 million from the May 2026 SPA.

Also see Notes 14 and 16.

SPA 2024

In December 2024, the Company completed a SPA with an institutional investor selling 248,750 shares of common stock at $21.20 per share and prefunded warrants to purchase up to 95,000 shares of common stock at $21.19 per warrant (which is convertible to one share of common stock on a one for one basis). The prefunded warrants had an exercise price of $0.001 per share of common stock, and were exercised in full in January 2025 for a de minimis amount (95,000 shares at $0.001 per share).

The Company realized total net proceeds (after underwriting and professional fees) of $6.79 million from the December 2024 SPA.

Exercise of Warrants

In December 2024, an institutional investor exercised warrants (issued in connection with the November 2021 SPA) convertible into 12,500 shares of common stock. The Company realized proceeds of $0.18 million ($14.00 per share).

In January 2025, an institutional investor exercised warrants (issued in connection with a December 2024 SPA) convertible into 95,000 shares of common stock. The Company realized de minimis proceeds (95,000 shares at $0.001 per share).

Common stock issued to Employees as Compensation

During the year ended June 30, 2026, the Company issued 2,625 unrestricted shares of common stock to an employee as compensation and recorded share-based compensation expense of approximately $0.03 million in loss on discontinued operations in the consolidated statement of operations.

During the year ended June 30, 2025, the Company issued 4,625 unrestricted shares of common stock to an employee as compensation and recorded share-based compensation expense of approximately $0.05 million in loss on discontinued operations in the consolidated statement of operations.

Common stock issued to Vendors

During the year ended June 30, 2025, the Company issued 312 unrestricted shares of common stock to a vendor for services performed and recorded share-based compensation expense of approximately $0.01 million in loss on discontinued operations in the consolidated statement of operations.

Common stock issued for Exercise of Stock Options

During the year ended June 30, 2025, the Company issued approximately 1,000 shares of common stock in cashless transactions upon exercise of the respective option grants and realized cash proceeds of zero.

Warrants

In connection with the November 2021 SPA and the May 2026 SPA, the Company issued warrants, which are exercisable into Company common shares on a one-for-one basis, as detailed below. The warrants are not publicly traded.

The remaining outstanding warrants as of June 30, 2026 are:

	Warrants Outstanding	Exercise Price	Expiration Date

November 2021 SPA	60,125	$4.40	November 2026
November 2021 SPA	21,125	$4.40	May 2027
May 2026 SPA	524,147	$4.40	November 2033
May 2026 SPA (Prefunded Warrants)	341,530	$4.40	No Expiry
Total	946,927

Down-round adjustment

The warrants issued in the Company’s November 2021 SPA contain a provision that reduces the exercise price if the Company subsequently issues common stock, or securities exercisable or convertible into common stock, at an effective price per share below the then-current exercise price, subject to specified exceptions. In connection with the May 2026 SPA offering of common stock and pre-funded warrants at an effective price of $4.40 per share, this provision was triggered and the exercise price of the 81,250 such warrants then outstanding was reduced from $14.00 per share to $4.40 per share. The number of shares issuable upon exercise of those warrants was not changed.

In accordance with ASC 815-40-35-17, the Company measured the value of the effect of the down round feature as the difference between the fair value of the warrants immediately after the trigger using the pre-reduction exercise price of $14.00 and their fair value using the reduced exercise price of $4.40. For each tranche, both measurements were performed as of the same date using the same stock price, expected volatility, risk-free interest rate and remaining contractual term, so that the exercise price is the only assumption that differs between them, and neither measurement reflects the down-round feature. The Company determined that value to be $89,005 using a Black-Scholes option pricing model. Because the two tranches have different remaining contractual terms, the assumptions were determined separately for each tranche: expected volatility of 83.9% and 84.7%; risk-free interest rates of 3.8% and 3.8%; remaining contractual terms of 0.47 and 0.97 years; and an expected dividend yield of 0% for both tranches.

The $89,005 value of the effect of the down round feature was recognized as a deemed dividend and reduced income available to common stockholders in the computation of net loss per share for the year ended June 30, 2026. Because the Company has an accumulated deficit and the amount represents a return of contributed capital rather than a distribution of earnings, no amount was reclassified within stockholders’ equity and total stockholders’ equity was unchanged. The down round adjustment did not affect the equity classification of the warrants, and the warrants were not remeasured.

Stock-Based Compensation

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 1.78 million common shares reserved for issuance. As of June 30, 2026, there were approximately 1.33 million shares available for issuance under the Plan.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan for the specific periods below are noted in the following table:

	For the Years Ended June 30,
	2026	2025
Weighted average expected terms (in years)	5.6	5.5
Weighted average expected volatility	101.0%	125.6%
Weighted average risk-free interest rate	4.0%	4.3%
Expected dividend yield	0.0%	0.0%

The grant date fair value for options granted during the years ended June 30, 2026 and 2025 was approximately $0.48 million and $0.75 million, respectively.

The following is a summary of the Company’s stock option activity for the years ended June 30, 2026 and 2025:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2025	345,775	$26.96	5.6	$-
Options Granted	70,026	10.48	7.3	130,053
Options Exercised	-	-	0.0	-
Options Forfeited / Cancelled	(91,590)	27.28	0.4	-
Outstanding at June 30, 2026	324,211	$23.36	4.4	$130,053
Exercisable at June 30, 2026	292,132	$24.32	3.9	$100,609

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2024	455,484	$31.60	6.5	$-
Options Granted	68,225	19.04	9.4	16,300
Options Exercised	(4,450)	20.00	1.8	-
Options Forfeited / Cancelled	(173,484)	36.24	6.8	9,942
Outstanding at June 30, 2025	345,775	$26.96	5.6	$-
Exercisable at June 30, 2025	231,266	$28.64	4.6	$-

The intrinsic value of stock options activity for the years ended June 30, 2026 and 2025 was computed using a fair market value (fiscal year to date VWAP – volume weighted average price) of the common stock of $8.80 per share and $18.48 per share, respectively.

The intrinsic value of stock options outstanding and exercisable as of June 30, 2026 and 2025 was computed using Nasdaq market closing prices of the common stock of $6.16 per share and $10.88 per share, respectively.

The preceding stock option activity tables exclude 0.25 million executive target options, whose vesting was considered remote (and therefore not expensed) from issuance in 2023 until these never-vested options were cancelled upon the executives’ resignations in May and June 2026.

The Company’s stock option-based expense for the years months ended June, 2026 and 2025 consisted of the following:

	For the Years Ended
	June 30
	2026	2025
Stock option-based expense:
Research and development expenses	$107,353	$107,563
General and administrative expenses	324,572	254,011
Sales and marketing expenses	18,326	31,100
Board option expense	290,458	229,389
Total	$740,709	$622,063

As of June 30, 2026, total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $0.23 million and is expected to be recognized over a weighted average period of 1.56 years.

NOTE 12. EARNINGS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Years Ended
	June 30,
Numerator:	2026	2025
Net loss	$(16,634,986)	$(2,552,651)

Deemed dividend (see Note 11)	(89,005)	-

Total numerator	$(16,716,236)	$(2,552,651)

Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	2,643,559	2,454,171

Basic and diluted net loss per share	$(6.33)	$(1.04)

Potentially dilutive securities, on a weighted average basis, that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive, are as follows (in common equivalent shares):

	For the Years Ended
	June 30
	2026	2025
Options	525,135	631,316
Warrants	206,000	101,687
Total	731,135	733,003

The potentially dilutive options include 0.25 million executive target options for both periods (see Note 11).

NOTE 13. PROVISION FOR INCOME TAXES

The components of loss before provision for income taxes for the years ended June 30, 2026 and 2025 were as follows:

	For the Years Ended June 30,
	2026	2025

Loss subject to domestic income taxes	$(15,426,033)	$(1,221,400)
Loss subject to foreign income taxes	-	-
Total loss	$(15,426,033)	$(1,221,400)

The Company recorded no provision for foreign income taxes for the years ended June 30, 2026 and 2025.

There was no current or deferred income tax provision for the years ended June 30, 2026 and 2025.

A reconciliation of the expected tax provision at the statutory federal income tax rate to the Company’s recorded tax provision consisted of the following, subsequent to the adoption of ASU 2023-09:

	For the Year Ended June 30, 2026
	Amount	Percent

Computed expected tax benefit at U.S. federal tax statutory rate	$(3,239,467)	-21.0%
State benefit, net of federal benefit	(134,895)	-4.2%
Nontaxable or nondeductible items:
Stock based compensation expense	81,454	25.2%
Goodwill	2,530,654	25.2%
Valuation allowance	762,254	-25.2%

Provision for income tax and effective tax rate	$-	0.0%

A reconciliation of the expected tax provision at the statutory federal income tax rate to the Company’s recorded tax provision consisted of the following, prior to the adoption of ASU 2023-09:

For the Year Ended June 30, 2025

Computed expected tax benefit at U.S. federal tax statutory rate	$(256,494)
State benefit, net of federal benefit	(5,238)
Nontaxable or nondeductible items:
Stock based compensation expense	68,429
Goodwill	(271,419)
Valuation allowance	464,722

Provision for income tax	$-

There was no cash paid for income taxes for the year ended June 30, 2026 subsequent to the adoption of ASU 2023-09.

Net deferred tax asset consisted of the following as of June 30, 2026 and 2025:

	As of June 30,
	2026	2025

Net operating loss carryforwards	$12,215,461	$8,189,759
Goodwill and intangible asset	2,216,688	3,467,304
Stock based compensation	399,052	369,595
Other	-	583,433
Total deferred tax assets	14,831,201	12,610,091
Valuation allowance	(14,831,201)	(12,610,091)
Deferred tax asset, net	$-	$-

The Company has established a valuation allowance against the net U.S. deferred tax assets due to uncertainty regarding the ability to utilize these deferred tax assets in the future. As of June 30, 2026, the Company had Federal net operating loss carryforwards (“NOLs”) for the years ending June 30, 2018 and prior of approximately $2.88 million that begin to expire in 2037 and NOLs for the years ending June 30, 2019 through 2026 of approximately $52.46 million that have no expiration date. New York State / New York City NOLs as of June 30, 2026 of approximately $15.26 million and $15.26 million, respectively, have no expiration date. California and Virginia State NOLs as of June 30, 2025 of $17.02 million and $4.97 million, respectively, have no expiration date.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. As a result of the uncertainty in the realization of the Company’s deferred tax assets, the Company has provided a valuation allowance for the full amount of the deferred tax assets as of June 30, 2026 and 2025.

Upon completion of its 2025 (for fiscal year ending June 30, 2026) U.S. income tax return, the Company may identify additional remeasurement adjustments. The Company will continue to assess its provision for income taxes as future guidance is issued, but does not currently anticipate significant revisions will be necessary.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized tax benefits for the years ended June 30, 2026 and 2025:

	For the Years Ended June 30,
	2026	2025

Unrecognized tax benefit - beginning of year	$-	$38,588
Gross increases - prior year tax positions	-	-
Gross decreases - prior year tax positions	-	(38,588)
Gross increases - current year tax positions	-	-
Gross decreases - current year tax positions	-	-
Statute lapse	-	-
Total provision for income taxes	$-	$-

No interest and penalties were incurred or accrued for the years ended June 30, 2026 and 2025.

The Company files U.S., state and foreign tax returns with varying statutes of limitations. No examinations by U.S., state or foreign authorities are currently under way.

NOTE 14. RELATED PARTY TRANSACTION

In June 2026, the company sold the Learning subsidiary to an entity controlled by the former chief executive officer of the Company. See Note 5.

In February 2025, the company paid to the current (effective June 1, 2026) chief executive officer of the Company and his immediate family $0.75 million representing contingent consideration due from the August 2022 purchase of the BLI Sub. In October 2025, the company paid to the current (effective June 1, 2026) chief executive officer of the Company and his immediate family an additional $0.75 million representing the final contingent consideration due from the August 2022 purchase of the BLI Sub by the Company. There are no further contingent consideration payments due on the August 2022 purchase of the BLI Sub as of June 30, 2026. See Note 8.

The May 2026 SPA (Note 11) included 16,197 shares of common stock (and associated warrants) issued to current and former Company executives and Board members. Gross proceeds received from these related parties was approximately $71,000.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the years ended June 30, 2026 and 2025, of approximately $0.22 million and $0.27 million, respectively, which were included in net cash used in operating activities within the consolidated statements of cash flows. As of June 30, 2026, the Company’s operating leases have a weighted average remaining lease term of 0.58 years and weighted average discount rate of 8.44%.

The total rent expense for all operating leases for the years ended June 30, 2026 and 2025, was approximately $0.21 million and $0.29 million, respectively.

Lease Commitments

The Company has two operating leases for its offices. These existing leases have remaining lease terms ranging from approximately 0.34 to 0.58 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. Lease renewals have not been determined at this time.

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of June 30, 2026 are as follows:

Year Ended June 30,
2027	$144,708
Total future minimum lease commitments, including short-term leases	144,708
Less: future minimum lease payments of short -term leases	(21,000)
Less: imputed interest	(3,816)
Present value of future minimum lease payments, excluding short term leases	$119,892

Current portion of operating lease liabilities	$119,892
Non-current portion of operating lease liabilities	-
Total operating lease liability	$119,892

Contingent Consideration for Acquisitions

Contingent consideration for acquisition consists of the following as of June 30, 2026 and 2025, respectively (see Note 8):

	As of June 30,
	2026	2025
BLI acquisition	$-	$1,483,583
Total contingent consideration for acquisition	$-	$1,483,583

NOTE 16. SUBSEQUENT EVENTS

In August 2026, as part of the transformation from a portfolio of businesses into a focused technology company centered on SpatialCore, the Company:1) merged all of its subsidiary companies into the parent, The Glimpse Group, Inc., and 2) changed the name of the Company to Brightline Interactive, Inc. In conjunction therewith, the Company’s Nasdaq ticker changed to “BTLN” (previously “GGRP”).

As detailed in Note 3, the Company declared an 1:8 reverse stock split effective with the opening of public equity markets on September 28, 2026. This is in an effort to remediate the delisting notification from the Nasdaq received on September 11, 2026, which listing suspension is currently stayed pursuant to a hearing request with the Nasdaq pending the issuance of a written decision by the hearings panel.

On September 23, 2026 the Company entered into a $1.25 million SPA, which provides for the issuance of a reverse split adjusted amount of 223,214 common shares and a like amount of warrants convertible on a one for one basis into Company common stock. The warrants are immediately exercisable at a reverse split adjusted price of $16.00 per share. The Company anticipates the full gross proceeds to be received by September 30, 2026. This transaction does not change the Company’s status described in Note 2. Going Concern.

