Form 10-Q
period 2026-09-30
Brightline Interactive, Inc./NV
filed 2026-11-12
CIK 1854445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ________

Commission File Number: 001-40556

BRIGHTLINE INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-2958271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21745 Red Rum Drive Ashburn, VA	20147
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 594-7496

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BTLN	The Nasdaq Stock Market LLC

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

As of November 11, 2026, the registrant had 2,935,642 shares of common stock, par value $0.001 per share, outstanding.

BRIGHTLINE INTERACTIVE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

BRIGHTLINE INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2026	As of June 30, 2026
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$2,978,250	$3,147,333
Accounts receivable	10,000	57,503
Prepaid expenses and other current assets	141,191	209,375
Other current assets of discontinued operations	34,912	100,917
Total current assets	3,164,353	3,515,128

Equipment and leasehold improvements, net	33,714	36,226
Right-of-use assets, net	84,802	119,891
Other assets	10,100	10,100
Assets of discontinued operations	-	5,557
Total assets	3,292,969	3,686,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	35,685	38,480
Accrued liabilities	288,552	183,871
Due to related party	-	200,000
Deferred revenue	-	6,961
Lease liabilities	84,802	119,892
Other current liabilities of discontinued operations	86,498	231,576
Total current liabilities	495,537	780,780

Total liabilities	495,537	780,780

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 37,500,000 shares authorized; 2,935,642 and 2,712,424 issued and outstanding, respectively	2,936	2,712
Additional paid-in capital	86,458,195	85,130,320
Accumulated deficit	(83,663,699)	(82,226,910)
Total stockholders’ equity	2,797,432	2,906,122
Total liabilities and stockholders’ equity	$3,292,969	$3,686,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHTLINE INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30,
	2026	2025
Revenue
Software services	$-	$383,797
Royalty income	-	2,936
Total revenue	-	386,733
Cost of goods sold	-	215,600
Gross profit	-	171,133
Operating expenses:
Research and development expenses	587,675	347,263
General and administrative expenses	839,875	618,367
Sales and marketing expenses	67,482	128,659
Amortization of acquisition intangible assets	-	24,445
Change in fair value of acquisition contingent consideration	-	16,417
Total operating expenses	1,495,032	1,135,151
Loss from operations before other income	(1,495,032)	(964,018)

Gain (loss) from discontinued operations	37,502	(132,998)

Other income:
Interest income	20,741	63,707
Net loss	$(1,436,789)	$(1,033,309)

Basic and diluted net loss per share	$(0.53)	$(0.39)

Weighted-average common shares used to compute basic and diluted net loss per share	2,719,218	2,633,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHTLINE INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2026	2,712,424	$2,712	$85,130,320	$(82,226,910)	$2,906,122
Common stock and stock option-based compensation expense	-	-	27,144	-	27,144
Stock option-based board of directors expense	-	-	124,375	-	124,375
Common stock issued in Securities Purchase Agreement, net	223,218	224	1,176,356	-	1,176,580
Net loss	-	-	-	(1,436,789)	(1,436,789)
Balance as of September 30, 2026	2,935,642	$2,936	$86,458,195	$(83,663,699)	$2,797,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHTLINE INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2025	2,631,939	$2,632	$82,525,182	$(65,591,924)	$16,935,890
Common stock and stock option-based compensation expense	1,313	1	146,681	-	146,682
Stock option-based board of directors expense	-	-	102,234	-	102,234
Net loss	-	-	-	(1,033,309)	(1,033,309)
Balance as of September 30, 2025	2,633,252	$2,633	$82,774,097	$(66,625,233)	$16,151,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHTLINE INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(1,436,789)	$(1,033,309)
Less: Net gain (loss) from discontinued operations	37,502	(132,998)
Net loss from continuing operations	(1,474,291)	(900,311)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	5,350	34,210
Common stock and stock option based compensation for employees and board of directors	151,519	125,114
Acquisition contingent consideration fair value adjustment	-	16,417
Adjustment to operating lease right-of-use assets and liabilities	-	(5,597)

Changes in operating assets and liabilities:
Accounts receivable	47,503	(2,480)
Deferred costs	-	(375,118)
Prepaid expenses and other current assets	69,184	153,804
Other assets	(1,000)	-
Accounts payable	(2,795)	(12,151)
Accrued liabilities	104,680	49,282
Due to related party	(200,000)	-
Deferred revenue	(6,961)	-
Net cash used in operating activities from continuing operations	(1,306,811)	(916,830)
Net cash used in operating activities from discontinued operations	(36,015)	(373,414)
Net cash used in operating activities	(1,342,826)	(1,290,244)

Cash flow from investing activities:
Purchase of equipment	(2,837)	(8,084)
Net cash used in investing activities	(2,837)	(8,084)

Cash flows provided by financing activities:
Notes receivable repayment	-	28,000
Proceeds from securities purchase agreement, net	1,176,580	-
Net cash provided by financing activities	1,176,580	28,000

Net change in cash and cash equivalents	(169,083)	(1,270,328)
Cash and cash equivalents, beginning of period	3,147,333	6,832,725
Cash and cash equivalents, end of period	$2,978,250	$5,562,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHTLINE INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Brightline Interactive, Inc. (“BLI,” the “Company,” or “Brightline”), formerly The Glimpse Group, Inc., is a software company building SpatialCore, an interoperability and operational context platform for Physical AI. BLI’s operating entities are located in the United States. The Company was incorporated in the State of Nevada in June 2016 under the name The Glimpse Group, Inc.

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

The Company is listed on the Nasdaq Capital Market Exchange (“Nasdaq”) under the ticker BTLN.

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

The Company has incurred recurring losses since its inception, including a net loss of approximately $1.44 million for the three months ended September 30, 2026. In addition, as of September 30, 2026, the Company had an accumulated deficit of approximately $83.66 million. The Company’s cash and cash equivalents as of September 30, 2026 may not be sufficient to fund operations and other commitments for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

Until the Company can generate sufficient revenue, if ever, to fund its operations and other commitments, the Company may take actions to finance future cash needs which could include, but are not limited to, equity or debt financings. There is no assurance that these actions will be taken or be successful if pursued.

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

In connection with the above, in an effort to regain compliance with the bid price requirement, the Company declared a 1:8 reverse common stock split effective with the opening of public equity markets on September 28, 2026. All information throughout these condensed consolidated financial statements related to the Company’s common stock has been retroactively revised to reflect the reverse stock split.

On October 12, 2026 the Company received a notification letter from the Listing Qualifications Department of Nasdaq informing the Company that it had regained compliance with the bid price requirement and the matter was closed (see Note 12).

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2026, and the results of operations and cash flows for the three months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2026 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2027 or for any subsequent periods. The consolidated balance sheet as of June 30, 2026 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2026.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the balances of Brightline and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In August 2026, all Company subsidiaries were merged into the parent Brightline Interactive, Inc.

Use of Estimates

In preparation of the condensed consolidated financial statements in accordance with GAAP, the Company makes certain estimates and assumptions in determining the amounts reflected in the financial statements and the related notes. Actual results could differ from those estimates.

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

Accordingly, results of operations, financial position, and cash flows for all subsidiaries except BLI Sub are reported as discontinued operations on the condensed consolidated statement of operations and assets/liabilities of discontinued operations on the condensed consolidated balance sheets for all periods presented.

Unless otherwise noted, information throughout these condensed consolidated financial statements relates to continuing operations.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments, that are both readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates, with maturities three months or less at the date of purchase.

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

The timing of revenue recognition for the three months ended September 30, 2026 and 2025 was as follows:

	For the Three Months Ended
	September 30,
	2026	2025
Products and services transferred at a point in time	$-	$384,253
Products and services transferred/recognized over time	-	2,480
Total revenue	$-	$386,733

Customer Concentration

One customer accounted for approximately 99% of the Company’s total revenue for the three months ended September 30, 2025.

Other Significant Accounting Policies

There have been no material changes to other significant accounting policies from those detailed in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2026.

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

NOTE 5. DIVESTITURES, BUSINESS WIND DOWNS, DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS

In June 2026, the decision was made by the Company to transform from a portfolio of businesses into a focused technology company centered on its BLI Sub and its SpatialCore product, an interoperability infrastructure platform for Physical AI.

Since the Company’s new leadership and Board of Directors assumed responsibility on June 1, 2026, the Company has focused on a series of initiatives intended to simplify the business, accelerate growth and strengthen its position in the emerging Physical AI market. These efforts have included the divestiture of all non-core and underperforming subsidiaries.

Accordingly, all subsidiaries except BLI Sub are reported as discontinued operations on the condensed consolidated statement of operations and assets/liabilities of discontinued operations on the condensed consolidated balance sheets for all periods presented.

Divestiture

Glimpse Learning, LLC (“Learning”)

In June 2026, the company sold its Learning subsidiary to a newly formed entity which is majority owned by the former chief executive officer of the Company (see Note 10).

Learning’s results of operations are reported in loss from discontinued operations on the condensed consolidated statement of operations and its assets and liabilities are reports as assets or liabilities of discontinued operations on the condensed consolidated balance sheet.

Business Wind Downs

Glimpse Lenses, LLC (“Lenses”)

Lenses’ major customer terminated their revenue agreement in March 2026. This customer termination led to the wind down of the Lenses subsidiary during the year ended June 30, 2026.

Lenses’ results of operations are reported in loss from discontinued operations on the condensed consolidated statement of operations and its assets and liabilities are reports as assets or liabilities of discontinued operations on the condensed consolidated balance sheet.

Sector 5 Digital, LLC (“S5D”)

As part of the Company’s refocus on SpatialCore, S5D was identified as a non-core and underperforming subsidiary. During the year ended June 30, 2026, all S5D customer were informed of the decision to wind down the business and all employees were terminated.

During the three months ended September 30, 2025, the Company sold certain assets of S5D and recorded a gain on sale of $0.24 million.

S5D’s results of operations (including gain on sale of certain assets) are reported in loss from discontinued operations on the condensed consolidated statement of operations and its assets and liabilities are reports as assets or liabilities of discontinued operations on the condensed consolidated balance sheet.

Summary

Following are the details of the aforementioned subsidiaries divestiture/wind downs reported as assets/liabilities of discontinued operations on the condensed consolidated balance sheets as of September 30 and June 30, 2026. All subsidiaries were merged into the parent BLI in August 2026. Accordingly, there is no separate entity detail as of September 30, 2026.

As of September 30, 2026

ASSETS
Accounts receivable	$26,669
Prepaid expenses and other current assets	8,243
Current assets of discontinued operations	$34,912

LIABILITIES
Accounts payable	$2,006
Accrued liabilities	63,242
Deferred revenue	21,250
Other current liabilities of discontinued operations	$86,498

	As of June 30, 2026
	Lenses	S5D	Total

ASSETS
Accounts receivable	$7,350	$61,191	$68,541
Deferred costs	-	23,754	23,754
Prepaid expenses and other current assets	-	8,622	8,622
Current assets of discontinued operations	$7,350	$93,567	$100,917
Right-of-use assets, net	$-	$4,557	$4,557
Other assets	-	1,000	1,000
Non-current assets of discontinued operations	$-	$5,557	$5,557

LIABILITIES
Accounts payable	$87	$15,117	$15,204
Accrued liabilities	28,331	27,837	56,168
Deferred revenue	-	155,500	155,500
Lease liabilities, current portion	-	4,704	4,704

Other current liabilities of discontinued operations	$28,418	$203,158	$231,576

Following are the details of the aforementioned subsidiaries divestiture/wind downs reported as discontinued operations on the condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025. All subsidiaries were merged into the parent BLI in August 2026. Accordingly, there is no separate entity detail as of September 30, 2026.

For the Three Months ended September 30, 2026

Total revenue	$174,372
Cost of goods sold	73,279
Gross profit	101,093

Operating expenses (including allocated corporate overhead):
Research and development expenses	21,693
General and administrative expenses	41,898
Total operating expenses	63,591

Gain from discontinued operations	$37,502

	For the Three Months ended September 30, 2025
	Learning	Lenses	S5D	Total

Total revenue	$211,440	$488,365	$312,115	$1,011,920
Cost of goods sold	15,825	79,161	80,295	175,281
Gross profit	195,615	409,204	231,820	836,639

Operating expenses (including allocated corporate overhead):
Research and development expenses	171,080	277,952	177,105	626,137
General and administrative expenses (net of gain on sale of business)	95,298	94,803	(69,234)	120,867
Sales and marketing expenses	82,566	71,121	41,743	195,430
Amortization of acquisition intangible assets	27,203	-	-	27,203
Total operating expenses	376,147	443,876	149,614	969,637

Gain (loss) from discontinued operations	$(180,532)	$(34,672)	$82,206	$(132,998)

NOTE 6. SEGMENT AND RELATED INFORMATION

The Company has one reportable segment managed on a consolidated basis: SpatialCore software development and commercialization. The Company derives revenue primarily in the United States and manages all business activities on a consolidated basis. The services are deployed to customers in a similar manner.

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

The table below is a summary of segment operating expenses from continuing operations.

	For the Three Months Ended September 30,
	2026	2025

Personnel related	$743,457	$565,259
Stock based compensation	151,519	125,114
Professional fees	192,094	86,572
Software/IT services	92,750	54,126
Equity market listing and investor relations	108,690	149,611
Other expenses	206,522	154,469

Total operating expenses from continuing operations	$1,495,032	$1,135,151

Other expenses include facilities costs and other individually insignificant costs.

NOTE 7. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of September 30 and June 30, 2026, the Company’s money market funds were as follows:

	As of September 30, 2026
	Unrealized Gain (Loss)	Fair Value	Cash Equivalents
Level 1:
Money market funds	$-	$2,864,294	$2,864,294

	As of June 30, 2026
	Unrealized Gain (Loss)	Fair Value	Cash Equivalents
Level 1:
Money market funds	$-	$3,065,829	$3,065,829

NOTE 8. EQUITY

Common Stock Issued

Securities Purchase Agreements (“SPA”)

SPA September 2026

In September 2026, the Company entered into securities purchase agreements with certain existing institutional and individual investors (see Note 10) for the issuance of an aggregate of 446,436 units for $5.60 per Unit, with each Unit being comprised of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and one warrant (the “Warrant”) exercisable for one share of Common Stock at an exercise price of $16.00 per share (the “September 2026 Offering”). The relative fair value of the warrants issued in connection with the September 2026 Offering is $0.48 million which is included in additional paid-in capital.

The Company realized total net proceeds (after professional fees) of $1.18 million from the September 2026 Offering.

Warrants

In connection with offerings in November 2021, May 2026 and the September 2026 Offering, the Company issued warrants, which are exercisable into shares of Company common stock on a one-for-one basis, as detailed below. The warrants are not publicly traded.

The remaining outstanding warrants as of September 30, 2026 are:

	Warrants Outstanding	Exercise Price	Expiration Date

November 2021	60,125	$4.40	November 2026
November 2021	21,125	$4.40	May 2027
May 2026	524,151	$4.40	November 2033
May 2026 (Prefunded Warrants)	341,530	$0.001	No Expiry
September 2026 Offering	223,218	$16.00	September 2031
Total	1,170,149

Stock-Based Compensation

Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”), as amended, has approximately 1.78 million common shares reserved for issuance. As of September 30, 2026, there were approximately 1.22 million shares available for issuance under the Plan.

The Company recognizes compensation expense relating to awards ratably over the requisite period, which is generally the vesting period.

Stock options have been recorded at their fair value. The Black-Scholes option-pricing model assumptions used to value the issuance of stock options under the Plan for the specific periods below are noted in the following table:

	For the Three Months Ended September 30,
	2026	2025
Weighted average expected terms (in years)	5.5	6.0
Weighted average expected volatility	88.8%	129.6%
Weighted average risk-free interest rate	4.3%	4.0%
Expected dividend yield	0.0%	0.0%

The grant date fair value for options granted during the three months ended September 30, 2026 and 2025 was approximately $0.49 million and $0.17 million, respectively.

The following is a summary of the Company’s stock option activity for the three months ended September 30, 2026 and 2025:

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2026	324,257	$23.36	4.4	$130,053
Options Granted	111,814	6.16	9.8	88,264
Options Exercised	-	-	0.0	-
Options Forfeited / Cancelled	(4,733)	40.15	0.0	-
Outstanding at September 30, 2026	431,338	$18.71	5.6	$-
Exercisable at September 30, 2026	313,665	$22.67	4.2	$-

		Weighted Average
			Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding at July 1, 2025	345,775	$26.96	5.6	$-
Options Granted	15,625	18.48	9.9	-
Options Exercised	-	-	0.0	-
Options Forfeited / Cancelled	(9,100)	25.2	7.0	-
Outstanding at September 30, 2025	352,300	$26.40	5.5	$35,000
Exercisable at September 30, 2025	239,657	$28.40	4.5	$13,694

The intrinsic value of stock options activity for the years ended September 30, 2026 and 2025 was computed using a fair market value (fiscal year to date VWAP – volume weighted average price) of the common stock of $6.95 per share and $12.16 per share, respectively.

The intrinsic value of stock options outstanding and exercisable as of September 30, 2026 and 2025 was computed using Nasdaq market closing prices of the common stock of $5.05 per share and $13.12 per share, respectively.

The Company’s stock option-based expense for the three months ended September 30, 2026 and 2025 consisted of the following:

	For the Three Months Ended
	September 30,
	2026	2025
Stock option-based expense:
Research and development expenses	$20,364	$26,249
General and administrative expenses	3,236	48,610
Sales and marketing expenses	3,544	7,761
Board option expense	124,375	42,494
Total	$151,519	$125,114

As of September 30, 2026, total unrecognized compensation expense to employees, board members and vendors related to stock options was approximately $0.58 million and is expected to be recognized over a weighted average period of 0.92 years.

NOTE 9. LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	September 30,
	2026	2025
Numerator:
Net loss	$(1,436,789)	$(1,033,309)

Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	2,719,218	2,633,123

Basic and diluted net loss per share	$(0.53)	$(0.39)

Potentially dilutive securities, on a weighted average basis, that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive, are as follows (in common equivalent shares):

	For the Three Months Ended
	September 30,
	2026	2025
Options	483,031	609,339
Warrants	961,489	92,188
Total	1,444,520	701,527

NOTE 10. RELATED PARTY TRANSACTIONS

In June 2026, the Company sold the Learning subsidiary to an entity (“New Learning”) controlled by the former chief executive officer of the Company. In July 2026 the Company paid New Learning $0.20 million as a working capital adjustment pursuant to the divestiture agreement. See Note 5.

The September 2026 Offering (see Note 8) included 17,178 shares of common stock (and associated warrants) issued to a family member of the Company’s chief executive officer. Gross proceeds received from this related party was approximately $0.10 million.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Costs

The Company made cash payments for all operating leases for the three months ended September 30, 2026 and 2025, of approximately $0.05 million and $0.06 million, respectively, which were included in net cash used in operating activities within the condensed consolidated statements of cash flows. As of September 30, 2026, the Company’s operating leases have a weighted average remaining lease term of 0.40 years and weighted average discount rate of 8.44%.

The total rent expense for all operating leases for the three months ended September 30, 2026 and 2025, was approximately $0.05 million and $0.06 million, respectively.

Lease Commitments

The Company has two operating leases for its offices. These existing leases have remaining lease terms ranging from approximately 0.25 to 0.58 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 3 years for each option. One lease will not be renewed and the remaining lease renewal has not been determined at this time.

Future approximate undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of September 30, 2026 are as follows:

Year Ended June 30, 2027
Total future minimum lease commitments, including short-term leases	$97,096
Less: future minimum lease payments of short -term leases	(10,500)
Less: imputed interest	(1,794)
Present value of future minimum lease payments, excluding short term leases	$84,802

Total operating lease liability	$84,802

NOTE 12. SUBSEQUENT EVENTS

On October 12, 2026 the Company received a notification letter from the Listing Qualifications Department of Nasdaq informing the Company that it had regained compliance with the $1.00 per share minimum bid price requirement for listed companies on the Nasdaq Stock Market and the matter was closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto, and related disclosures, as of and for the fiscal year ended June 30, 2026, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 filed with the Securities and Exchange Commission (the “SEC”). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” or “the Company,” refer to Brightline Interactive, Inc., a Nevada corporation.

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “future,” “intends,” “may,” “plans,” “possibility,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 filed with the SEC and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

Recent Developments

Nasdaq Ticker Symbol and Corporate Name Change

On August 17, 2026, we filed with the Secretary of the State of Nevada a certificate of amendment to change the name of the company to “Brightline Interactive, Inc.” (the “Name Change Amendment”). The Name Change Amendment took effect on August 20, 2026. Further, effective August 20, 2026, we changed our ticker symbol on The Nasdaq Stock Market LLC (“Nasdaq”) from “GGRP” to “BTLN.” The change was implemented to better align our ticker with our going forward strategy. The change did not alter the terms of our common stock. The name and ticker change were related to efforts to concentrate our resources, personnel, and public-company platform around Brightline and SpatialCore, including the divestiture described above.

Reverse Stock Split

On September 21, 2026, we filed a Certificate of Change (the “Certificate of Change”) pursuant to Section 78.209 of the Nevada Revised Statutes (the “NRS”) with the Secretary of State of the State of Nevada to effect a one-for-eight (1-for-8) reverse stock split (the “Reverse Stock Split”) of our authorized and outstanding common stock effective as of 12:01 a.m. Eastern Time on September 28, 2026. The Reverse Stock Split was approved by the Company’s Board of Directors by unanimous written consent dated September 13, 2026, without stockholder approval, as permitted under Section 78.207 of the NRS. This was done to regain compliance with the Nasdaq $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market. All references to the Company’s common stock in this Item 2. section have been revised to reflect the reverse stock split.

PIPE Offering

On September 23, 2026, we entered into securities purchase agreements (the “Purchase Agreements”) with certain investors (the “Investors”) pursuant to which we agreed to sell an aggregate of 446,436 units (the “Units”) for $5.60 per Unit, with each Unit being comprised of one share of common stock and one warrant (the “Warrant”) exercisable for one share of common stock at an exercise price of $16.00 per share (the “Offering”). We received gross proceeds of $1.25 million in connection with the Offering. We intend to use the net proceeds from the Offering to fund current and future growth initiatives and general working capital.

Nasdaq Minimum Bid Price Compliance

On October 12, 2026 the Company received a notification letter from the Listing Qualifications Department of Nasdaq informing the Company that it had regained compliance with the $1.00 minimum bid price requirement and the matter was closed.

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2026 and 2025:

Summary P&L

	For the Three Months Ended
	September 30,		Change
	2026	2025	$	%
	(in millions)
Revenue	$-	$0.39	$(0.39)	-100%
Cost of goods sold	-	0.22	(0.22)	-100%
Gross profit	-	0.17	(0.17)	-100%
Total operating expenses	1.50	1.13	0.37	33%
Loss from operations before other income	(1.50)	(0.96)	(0.54)	-56%

Gain (loss) from discontinued operations	0.04	(0.13)	0.17	-131%
Other income	0.02	0.06	(0.04)	-67%
Net loss	$(1.44)	$(1.03)	$(0.41)	-40%

Revenue

	For the Three Months Ended
	September 30,		Change
	2026	2025	$	%
	(in millions)
Software services	$-	$0.38	$(0.38)	-100%
Royalty income	-	0.01	(0.01)	-100%
Total revenue	$-	$0.39	$(0.39)	-100%

Total revenue for the three months ended September 30, 2026 was zero compared to approximately $0.39 million for the three months ended September 30, 2025, reflecting a 100% decline. The decrease reflects the Company’s refocus of the business to SpatialCore in 2026 and the lead time required to secure customer contracts.

Customer Concentration

One customer accounted for approximately 99% of the Company’s total revenues during the three months ended September 30, 2025.

Gross Profit

	For the Three Months Ended
	September 30,		Change
	2026	2025	$	%
	(in millions)
Revenue	$-	$0.39	$(0.39)	-100%
Cost of goods sold	-	0.22	(0.22)	-100%
Gross profit	-	0.17	(0.17)	-100%
Gross profit margin	-	44%

Gross profit margin for the three months ended September 30, 2026 was zero compared to approximately 44% for the three months ended September 30, 2025 reflecting a “cost plus” customer project. This reflects the refocus to SpatialCore in 2026 and the lead time required to secure customer contracts.

Operating Expenses

	For the Three Months Ended
	September 30,		Change
	2026	2025	$	%
	(in millions)
Research and development expenses	$0.59	$0.35	$0.24	69%
General and administrative expenses	0.84	0.62	0.22	35%
Sales and marketing expenses	0.07	0.13	(0.06)	-46%
Amortization of acquisition intangible assets	-	0.02	(0.02)	-100%
Change in fair value of acquisition contingent consideration	-	0.01	(0.01)	-100%
Total Operating Expenses	$1.50	$1.13	$0.37	33%

Operating expenses for the three months ended September 30, 2026 were approximately $1.50 million compared to approximately $1.13 million for the three months ended September 30, 2025, an increase of approximately 33%. The increase reflects payroll expenses not allocated to cost of goods sold, and increased professional fees related to the refocus of the Company to SpatialCore and regaining Nasdaq minimum bid price compliance.

Research and Development

Research and development expenses for the three months ended September 30, 2026 were approximately $0.59 million compared to approximately $0.35 million for the three months ended September 30, 2025, an increase of approximately 69%. The increase reflects payroll expenses not allocated to cost of goods sold.

General and Administrative

General and administrative expenses for the three months ended September 30, 2026 were approximately $0.84 million compared to approximately $0.62 million for the three months ended September 30, 2025, an increase of approximately 35%. The increase reflects increased professional fees related to the refocus of the Company to SpatialCore and regaining Nasdaq minimum bid price compliance.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2026 were approximately $0.07 million compared to approximately $0.13 million for the three months ended September 30, 2025, a decrease of approximately 46%. This decrease primarily represents a reduction in headcount.

Amortization of Acquisition Intangible Assets

Amortization of acquisition intangible assets expense for the three months ended September 30, 2026 was zero compared to approximately $0.02 million for the three months ended September 30, 2025, representing the runoff of the remaining useful life of the intangible assets.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration expense for the three months ended September 30, 2026 was zero compared to approximately $0.01 million for the three months ended September 30, 2025. The expense represents the change in the present value of cash contingent consideration between balance sheet measurement dates.

Gain (Loss) from Discontinued Operations

	For the Three Months Ended
	September 30,		Change
	2026	2025	$	%
	(in millions)
Discontinued operations	$0.04	$(0.13)	$0.17	131%

Discontinued operations reflected a gain of approximately $0.04 million for the three months ended September 30, 2026 compared to a loss of approximately $0.13 million compared for the three months ended September 30, 2025. The 2026 gain reflects runoff of certain customer contracts with only direct costs incurred.

Other Income

Other income for the three months ended September 30, 2026 was approximately $0.02 million compared to approximately $0.06 million for the three months ended September 30, 2025, representing a reduction in interest income driven by decreased cash balances year over year.

Net Loss

Net loss for the three months ended September 30, 2026 was approximately $1.44 million compared to approximately $1.03 million for the three months ended September 30, 2025. This reflects the reduction in 2026 revenue.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30
	2026	2025
Net loss from continuing operations	$(1.47)	$(0.90)
Depreciation and amortization	0.01	0.03
EBITDA loss	(1.46)	(0.87)
Stock based expenses	0.15	0.13
Change in fair value of acquisition contingent consideration	0.00	0.02
Adjusted EBITDA loss	$(1.31)	$(0.72)

Adjusted EBITDA loss was $1.31 million for the three months ended September 30, 2026 compared to approximately $0.72 million loss for the three months ended September 30, 2025. This reflects the 2026 revenue reduction.

Going Concern

The Company evaluated whether there are conditions or events that raise doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s evaluation entails analyzing expectations for the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. The Company has incurred recurring losses since its inception, including a net loss of approximately $1.44 million for the three months ended September 30, 2026. In addition, as of September 30, 2026, the Company had an accumulated deficit of $83.66 million. The Company’s cash and cash equivalents as of the date of this filing may not be sufficient to fund operations and other commitments for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements. Until we can generate sufficient revenue, if ever, to fund our operations and other commitments, we may take actions to finance future cash needs or other commitments which could include, but are not limited to equity or debt financings. There is no assurance that these actions will be taken or be successful if pursued. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described.

Liquidity and Capital Resources

	For the Three Months Ended
	September 30,		Change
	2026	2025	$	%
	(in millions)
Net cash used in continuing operating activities	$(1.31)	$(0.92)	$(0.39)	-42%
Net cash used in investing activities	(0.01)	(0.01)	-	%
Net cash provided by financing activities	1.18	0.03	1.15	3,833%
Net cash used in discontinued operations	(0.03)	(0.37)	0.34	92%
Net decrease in cash and cash equivalents	(0.17)	(1.27)	1.10	-87%
Cash and cash equivalents, beginning of year	3.15	6.83	(3.68)	-54%
Cash and cash equivalents, end of year	$2.98	$5.56	$(2.58)	-46%

Operating Activities

Net cash used in operating activities was approximately $1.31 million for the three months ended September 30, 2026 compared to approximately $0.92 million during the three months ended September 30, 2025. This reflects the reduction in 2026 revenue.

Investing Activities

Net cash used in investing activities was flat year over year. The amount represents equipment purchases.

Financing Activities

Net cash provided by financing activities was approximately $1.18 million for the three months ended September 30, 2026 compared to approximately $0.03 million in the prior year period. The 2026 amount represents the net proceeds of the September 2026 equity raise.

Discontinued Activities

Net cash used in discontinued activities was approximately $0.03 million for the three months ended September 30, 2026 compared to approximately $0.37 million during the three months ended September 30, 2025. This reflects the runoff of certain customer contracts in 2026 with only direct costs incurred.

Capital Resources

As of September 30, 2026, the Company had cash and cash equivalents of $2.98 million.

As of September 30, 2026, the Company had no outstanding debt obligations.

As of September 30, 2026, the Company had no issued and outstanding preferred stock.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 because of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

Material Weakness

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

Based on this assessment, management believes that our internal control over financial reporting was not effective as of September 30, 2026.

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

While the foregoing measures are intended to effectively remediate the material weakness, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness or modify the remediation steps described above. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our financial statements are prepared in accordance with GAAP.

Notwithstanding the identified material weakness, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. Other that these changes, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the period ended September 30, 2026.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

3.1(a)	Certificate of Amendment to the Articles of Incorporation, effective August 20, 2026 (incorporate by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2026).

3.1(b)	Certificate of Change to the Articles of Incorporation, effective September 28, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2026).

4.1	Form of Warrant, dated as of September 25, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2026).

10.1	Form of Securities Purchase Agreement, dated September 23, 2026 by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Reports on Form 8-K filed with the SEC on September 24, 2026).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this [12th] day of November, 2026.

BRIGHTLINE INTERACTIVE, INC.

Date: November 12, 2026	/s/ Tyler Gates
Tyler Gates
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	/s/ William Keneally
William Keneally
Chief Financial Officer
(Principal Financial Officer)

